Form 10-Q
period 2025-03-31
EQT Private Equity Co LLC
filed 2025-05-14
CIK 2032020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
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
of the Exchange Act). Yes ☐ No ☒
As of May 14, 2025, the registrant had 40 Class Q Shares outstanding.

Certain Terms Used in this Quarterly Report on Form 10-Q

•	references to “we,” “us,” “our,” “EQPE” and the “Company” refer to EQT Private Equity Company LLC;

•	references to “Board” refer to the Company’s Board of Directors;

•

references to “EQT” refer collectively to one or more of EQT AB Group and/or investment vehicles or other arrangements and any of their respective successors, in each case, managed and/or operated and/or advised by the EQT AB Group (the “EQT Vehicles”);

•	references to “EQT AB Group” refer to EQT AB and/or any one or more of its direct or indirect subsidiaries;

•

references to “EQT AB Group Shares” refer to the Company’s Class E Shares (“Class E Shares”), Class Q Shares (“Class Q Shares”), Class T Shares (“Class T Shares”) and Class H Shares (“Class H Shares”). EQT AB Group Shares will be held only by EQT AB Group, certain of its affiliates, employees, officers and directors and the Company’s employees, officers and directors and are not being offered to other investors;

•	references to “EQT Executives” refer to a current or former director, officer, partner, member, manager or employee of any member of EQT AB Group;

•

references to “EQT Partners” refer to EQT Partners AB and/or certain of its affiliates, subsidiaries, parent or branches appointed as advisors and/or sub-advisors to the general partners, managers and/or operators of certain EQT Vehicles, as the context requires and references to “Advisory Professionals” are to advisory professionals of EQT Partners;

•	references to “Investor Shares” refer to the two classes of Shares available to investors: Class I Shares (“Class I Shares”) and Class S Shares (“Class S Shares”);

•

references to “Joint Ventures” refer to joint ventures formed between us and other sources of capital that we intend to use to acquire, own and control portfolio companies with the objective of generating attractive risk-adjusted returns and achieving medium-to-long-term capital appreciation;

•	references to “Manager” refers to EQT Partners Inc., our manager and a wholly-owned subsidiary of EQT AB Group;

•

references to the “Management Agreement” refer to our management agreement with the Manager, pursuant to which, the Manager will assist the Company with certain management, administrative and advisory services related to identifying, acquiring, owning and managing portfolio companies through Joint Ventures that the Company controls, in accordance with the Company’s acquisition objectives, guidelines, policies and limitations, subject to oversight by the Board;

•

references to “portfolio company” (and similar terms) shall include development projects and any entity owned, directly or indirectly through subsidiaries, including as the context requires, holding companies, special purpose vehicles and other entities through which assets or businesses will be held;

•

references to the “Private Offering” refer to the continuous private offering of our Shares that we expect to conduct (i) to accredited investors (as defined in Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)) and (ii) in the case of Shares sold outside of the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act, including under Regulation D and Regulation S;

•	references to “Shares” refer to our Investor Shares and EQT AB Group Shares;

•	references to “shareholder” and “shareholders” refer to a holder or holders of our Shares; and

•

references to “value creation” or “value creation levers” (or derivatives thereof) refer to the processes driven by the operative management of the portfolio companies owned by EQT Vehicles, and supported by the general partner and/or manager of the relevant EQT Vehicles through the provision of sufficient capital from the EQT Vehicles that such entities manage and by implementing a professional ownership structure that allows the management teams of portfolio companies to operate with entrepreneurial freedom and with the support of experienced, knowledgeable group of individuals who are not directors or officers of any member of EQT AB Group and who provide a pool of knowledge and experience to EQT on a consultancy basis (the “EQT Industrial Advisors”).

Cautionary Note Regarding Forward-Looking Statements

Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Quarterly Report on Form 10-Q may include statements as to:

•	our future operating results;

•	our business prospects and the prospects of the portfolio companies we own and control;

•	the impact of the acquisitions that we expect to make;

•	our ability to raise sufficient capital to execute our acquisition strategies;

•	the ability of the Manager to source adequate acquisition opportunities to efficiently deploy capital;

•	the ability of our portfolio companies to achieve their objectives;

•	our current and expected financing arrangements;

•	changes in the general interest rate environment;

•	the adequacy of our cash resources, financing sources and working capital;

•	the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with the Manager or any of its affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we own and control portfolio companies;

•	our use of financial leverage;

•	the ability of the Manager to identify, originate the acquisition of and support our portfolio companies;

•	the ability of the Manager or its affiliates to attract and retain highly talented professionals;

•	our ability to structure acquisitions and Joint Ventures in a tax-efficient manner and the effect of changes to tax legislation and our tax position; and

•	the tax status of the enterprises through which we own and control portfolio companies.

In addition, words such as “anticipate,” “believe,” “expect,” “plan,” “seek” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including:

•

changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effects of inflation, trade policies and government regulation;

•	risks associated with possible disruption in our operations or the economy generally due to terrorism, natural disasters, epidemics or other events having a broad impact on the economy;

•	future changes in laws or regulations and conditions in our operating areas; and

•

the factors set forth in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report”) and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”).

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this Quarterly Report on Form 10-Q. Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as required by law.

Part I. Financial Information
Item 1. Financial Statements
EQT Private Equity Company LLC
Consolidated Statements of Assets and Liabilities

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Cash and cash equivalents	$1,000	$1,000
Due from Manager	6,491,090	5,545,939
Deferred offering costs	2,342,558	1,655,347

Total assets	$8,834,648	$7,202,286

Liabilities
Organization costs payable	$3,451,173	$3,348,237
Legal and professional fees payable	2,845,146	2,121,035
Offering costs payable	2,342,558	1,655,347
Directors’ fees and expenses payable	194,771	76,667

Total liabilities	$8,833,648	$7,201,286

Commitments and contingencies (Note 4)
Net assets	$1,000	$1,000

Net assets are comprised of:
Class Q Shares, 40 shares authorized, issued and outstanding	$1,000	$1,000

Net assets	$1,000	$1,000

Shares outstanding	40	40

Net asset value per share	$25.00	$25.00

See notes to consolidated financial statements.

EQT Private Equity Company LLC
Consolidated Statement of Operations (Unaudited)

For the Three Months Ended March 31, 2025
Expenses
Organization costs	$102,936
Legal and professional fees	724,111
Directors’ fees and expenses	118,104

Total Expenses	$945,151

Less: Expenses reimbursed by Manager	(945,151)

Net expenses	$—

Net investment income	$—

See notes to consolidated financial statements.

EQT Private Equity Company LLC
Notes to Consolidated Financial Statements (Unaudited)

1.	Organization
EQT Private Equity Company LLC (“EQPE” and the “Company”) was formed on June 20, 2024 as a limited liability company under the laws of the state of Delaware and the Company operates its business in a manner permitting it to be excluded from the definition of “investment company” under the Investment Company Act of 1940, as amended. The Company is a holding company that seeks to acquire, own and control portfolio companies with the objective of generating attractive risk-adjusted returns and achieving medium-to-long-term
capital appreciation through joint ventures (“Joint Ventures”).
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
The Company is sponsored by EQT AB (together with any one or more of its direct or indirect subsidiaries, “EQT AB Group”) and expects to benefit from EQT AB Group’s institutional private equity platform pursuant to a management agreement to be entered into with EQT Partners Inc. (the “Manager”) to support the Company in identifying, acquiring, owning and controlling its portfolio companies in accordance with the Company’s objectives. The Company has no activity as of March 31, 2025, other than matters relating to its organization and offering.
As of March 31, 2025, the only capital contribution to the Company resulted in the issuance of Class Q Shares (the “Shares”) of the Company at an aggregate purchase price of $1,000 to EQT Holdings AB.
As of March 31, 2025, the Company had neither purchased nor contracted to purchase any investments.

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
The Company’s consolidated financial statements are prepared using the accounting and reporting guidance under Accounting Standards Codification (“ASC”) 946,
Financial Services
—
Investment Companies
(“ASC 946”).
As provided under Regulation
S-X
and ASC 946, the Company will generally not consolidate its investment in a company other than a wholly owned investment company or controlled operating company whose business consists of providing services to the Company. All significant intercompany balances and transactions will be eliminated in consolidation.

Cash and Cash Equivalents
Cash, including cash denominated in foreign currencies, represents cash deposits held at financial institutions or in money market funds with maturities of three or fewer months at the time of acquisition. As of March 31, 2025, the amount of cash and cash equivalents was $1,000.
Organization and Offering Costs
Organization costs are expensed as incurred. Organization costs consist of costs incurred to establish the Company and enable it legally to do business. Organization costs will be reimbursed by the Manager, subject to potential recoupment as described in Note 3. For the three months ended March 31, 2025, the Company incurred organization costs of $102,936.
Offering costs include registration fees and legal fees regarding the preparation of the initial registration statement. Offering costs are accounted for as deferred costs until operations begin. Offering costs will be reimbursed by the Manager, subject to potential recoupment as described in Note 3. For continuous offerings, offering costs are then amortized over the first twelve months of operations on a straight-line basis. As of March 31, 2025, the cumulative offering costs incurred by the Company of $2,342,558 were deferred, and recorded as deferred offering costs in the accompanying consolidated statements of assets and liabilities.
Valuation of Investments at Fair Value
ASC 820,
Fair Value Measurement
, defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value. The Company recognizes and accounts for its investments at fair value. The fair value of the investments does not reflect transaction costs that may be incurred upon disposition of investments.
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
Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
Level 2 — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability.
Level 3 — Inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.
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

Income Taxes
The Company intends to operate so that it will qualify to be treated as a partnership for U.S. federal income tax purposes under the Internal Revenue Code and not a publicly traded partnership taxable as a corporation. As such, it will not be subject to any U.S. federal, state and/or local income taxes. In any year, it is possible that the Company will be considered a publicly traded partnership and will not meet the qualifying income exception, which would result in the Company being treated as a publicly traded partnership taxed as a corporation, rather than a partnership. In such case, the members would then be treated as stockholders in a corporation, and the Company would become taxable as a corporation for U.S. federal income tax purposes. The Company would be required to pay income tax at corporate rates on its net taxable income. In addition, the Company intends to operate, in part, through subsidiaries that may be treated as corporations for U.S. and
non-U.S.
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
As of March 31, 2025, all expenses fall under the Expense Limitation Agreement and the total amount of expenses to be reimbursed by the Manager is $6,491,090.

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
The Company ope
rat
es through a
single
operating and reporting segment with an investment objective of generating attractive risk-adjusted returns for shareholders and achieving medium-to-long-term
capital appreciation. The chief operating decision maker (“CODM”) is comprised of the Company’s Executive Committee and assesses the performance and makes operating decisions of the Company on a consolidated basis. As the Company’s operations comprise a single
reporting segment, the segment assets are reflected on the accompanying consolidated statements of assets and liabilities as
“total
assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.

6.	Subsequent Events
The Company has evaluated subsequent events through May 14, 2025, the date on which the consolidated financial statements were issued and concluded that no subsequent events have occurred that require adjustments to or disclosure in such financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing in this Quarterly Report on Form 10-Q and our consolidated financial statements included in our 2024 Annual Report. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in “Part I, Item 1A. Risk Factors” in our 2024 Annual Report.

Overview

The Company was formed as a Delaware limited liability company on June 20, 2024. The Company has a limited operating history and was formed as a holding company that seeks to acquire, own and control Joint Ventures and portfolio companies globally. We have not yet commenced commercial operations.

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

We expect that over the long term, Joint Ventures and portfolio companies will make up approximately 80% of our assets and that the balance of our assets, approximately 20%, will consist of cash and cash equivalents, U.S. Treasury securities, U.S. government agency securities, municipal securities, other sovereign debt, investment grade credit and other investments including high-yield credit, asset-backed securities, mortgage-backed securities, collateralized loan obligations, leveraged loans and/or debt of companies or assets (collectively, the “Liquidity Portfolio”). We expect to hold a portion of our assets in the Liquidity Portfolio in order to provide us with income, to facilitate capital deployment and to provide a potential source of liquidity, including to meet share repurchase requests under our share repurchase plan. These types of liquid assets may exceed 20% of our assets at any given time due to new subscriptions, shareholder participation in our share repurchase program, distributions from, or dispositions of, portfolio companies or for other reasons as our Manager determines. See “Item 1A. Risk Factors—Risks Related to Our Business—We have significant liquidity requirements, and adverse market and economic conditions may adversely affect our sources of liquidity, which could materially and adversely affect our business operations” in our 2024 Annual Report.

Results of Operations

As of March 31, 2025, we were in our organizational period and had not commenced significant operations. We will be dependent upon the proceeds from our Private Offering in order to conduct our business. We intend to acquire portfolio companies with the capital received from our Private Offering and any indebtedness that we may incur in connection with such activities.

From June 20, 2024 (date of formation) through March 31, 2025, we had not commenced our principal operations and were focused on our formation and the registration statement for the Company. Our Form 10 registration statement automatically became effective on October 29, 2024.

Income

We plan to generate income primarily from our long-term ownership and control of Joint Ventures and portfolio companies and, to a lesser extent, investments in our Liquidity Portfolio, which may consist of dividend income, interest income, and net realized gains or losses and net change in unrealized appreciation or depreciation.

Expenses

Management Fee

Pursuant to the Management Agreement, the Manager is entitled to receive a management fee from the Company (the “Management Fee”).

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

In addition to the fees paid to the Manager, we will pay all other costs and expenses of our operations, including compensation of any of our employees and non-investment professional employees of the Manager or EQT, directors, custodial expenses, leveraging expenses, transfer agent expenses, legal fees, expenses of independent auditors, expenses of our periodic repurchases, expenses of preparing, printing and distributing offering documents, shareholder reports, notices, proxy statements and reports to governmental agencies and taxes, if any. See “ —Company Expenses.”

Performance Allocation

EQT AB Group will be allocated a performance allocation (the “Performance Allocation”) equal to 15.0% of the Total Return attributable to Investor Shares subject to the Hurdle Amount and a High Water Mark, with a 100% Catch-Up. Such allocation will be measured and allocated or paid annually (excluding the initial Reference Period, which will be measured and allocated or paid at the end of the initial Reference Period) and accrued monthly (subject to pro-rating for partial periods), payable either in cash or in Class T Shares. Specifically, promptly following the end of each Reference Period (and at the other times described herein), EQT AB Group is allocated a Performance Allocation in an amount equal to:

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

“Total Return” for any period since the end of the prior Reference Period shall equal the sum of:

1.	all distributions accrued or paid (without duplication) on Investor Shares outstanding at the end of such period since the beginning of the then-current Reference Period; plus

2.

the change in aggregate NAV of such Investor Shares since the beginning of the Reference Period before giving effect to (a) changes resulting solely from the proceeds of issuances of the Investor Shares, (b) any allocation/accrual to the Performance Allocation and (c) applicable expenses for the Servicing Fee (including any payments made to the Company for payment of such expenses).

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

“Reference Period” means the applicable year beginning on January 1 and ending on December 31 of the same year; provided, that the initial Reference Period shall be the period from the date of acceptance of the initial subscription for shares of the Company by persons that are not affiliates of the Manager (the “Initial Offering”) to December 31, 2025.

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

Servicing Fees

The Company will pay EQT Partners BD, LLC, an affiliate of the Company and the dealer-manager of the Company’s Shares (the “Dealer-Manager”), ongoing Servicing Fees, as accrued monthly and payable quarterly. Such Servicing Fee is calculated based on the Company’s transactional net asset value, which is the price at which the Company sells and repurchases its Shares. None of the Class I Shares or the EQT AB Group Shares will incur the Servicing Fee. The Dealer-Manager generally expects to reallow the Servicing Fee to participating broker-dealers and other intermediaries. The Company may also pay for certain sub-transfer agency, platform, sub-accounting and administrative services outside of the Servicing Fee.

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

Organizational and Offering Expenses

The Company will reimburse the Manager or its affiliates for organization and offering costs incurred prior to the commencement of operations of the Company subject to reimbursement and potential recoupment pursuant to the Expense Limitation Agreement discussed herein (including legal, accounting, audit, printing, mailing, subscription processing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the Company), to the extent necessary so that, for any fiscal year, the Company’s annual “Specified Expenses” (defined herein) do not exceed 0.75% of the Company’s net assets as of the end of each calendar month.

During the three months ended March 31, 2025, we incurred organization costs of $102,936 and offering costs of $687,211. The organization costs represent legal, accounting, and other corporate services.

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

21.

out-of-pocket costs and expenses (collectively, “Broken Deal Expenses”) (excluding such expenses that have been netted against arrangement, directors, consulting, monitoring, advisory, break up, closing fees and other similar fees as further described in the LLC Agreement (“Other Fees”));

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

Liquidity and Capital Resources

We have not yet commenced commercial activities. EQT AB Group has made an initial capital contribution of $1,000 in cash, in exchange for 40 Class Q Shares. The Company may issue Class E Shares to EQT in connection with the Company’s acquisition of assets in the future. EQT AB Group currently holds all of the Company’s outstanding Class Q Shares. As of March 31, 2025, EQT AB Group was our only shareholder.

We expect to generate cash primarily from (i) the net proceeds of our Private Offering, (ii) any financing arrangements we may enter into in the future and (iii) any future offerings of our equity or debt securities.

Our primary use of cash will be for (i) acquisition of portfolio companies, (ii) the cost of operations (including the Management Fee and Performance Allocation), (iii) debt service of any borrowings, and (iv) periodic repurchases, including under any share repurchases.

Cash Flows

On August 28, 2024, the Company was capitalized with a $1,000 investment by the EQT AB Group. There have been no other cash flows from our inception through March 31, 2025.

As of March 31, 2025, we had not declared or paid any distributions.

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

Portfolio companies will generally be valued at transaction price initially, however, to the extent the Manager does not believe a portfolio company’s transaction price reflects the current market value, the Manager will adjust such valuation. When making fair value determinations for portfolio companies, the Manager will generally update the prior month-end valuations by assessing whether any factors exist that require an adjustment to the most recent valuation. The Manager values portfolio companies using the valuation methodology it deems most appropriate and consistent with widely recognized valuation methodologies and market conditions. See “Item 1A. Risk Factors—Risks Related to an Investment in Our Shares—Valuations of our portfolio companies are estimates of fair value and may not necessarily correspond to realizable value” in our 2024 Annual Report.

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

Because assets are valued as of a specified valuation date, events occurring subsequent to that date will not be reflected in the Company’s valuations. However, if information indicating a condition that existed at the valuation date becomes available subsequent to the valuation date and before financial information is publicly released, it will be evaluated to determine whether it would have a material impact requiring adjustment of the final valuation. Any valuations contained in this Quarterly Report on Form 10-Q may not necessarily accurately reflect the fair value of such portfolio companies as at the time of a shareholder’s subscription for or acquisition of Shares.

There can be no assurance that portfolio companies will ultimately be realized for amounts equal to, or greater than, these valuations, or that the past performance information based on such valuations will accurately reflect the realization value of such portfolio companies. The actual realized returns generated by unrealized acquisitions will depend on, among other factors, future operating results, the value of the assets and market conditions at the time of disposition, any related transaction costs and the timing and manner of sale, all of which may differ from assumptions used in prior periods. Valuations are subject to determinations, judgments and opinions, and other third parties or shareholders may disagree with such valuations. Please also refer to “Item 1A. Risk Factors” in our 2024 Annual Report for further information.

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

Recent Accounting Pronouncements

See “Note 2. Summary of Significant Accounting Policies” to our consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion concerning recent accounting pronouncements.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

See “ —Results of Operations” above for our contractual obligations and commitments with payments due subsequent to March 31, 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There was no material change to our market risks during the three months ended March 31, 2025. We had no significant operations as of March 31, 2025. When we commence our principal operations, we expect that our primary market risk exposure will be interest rate risk with respect to our indebtedness and credit risk and market risk with respect to use of derivative financial instruments. As of March 31, 2025, we had no indebtedness and did not use any derivative financial instruments. The Manager will be responsible for the oversight of risks to our business.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives.

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the quarter ended March 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings.
The Company is not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. We may also be subject to regulatory proceedings.
Item 1A. Risk Factors.
For information regarding the risk factors that could affect the Company’s business, operating results, financial condition and liquidity, see “Item 1A. Risk Factors” in the 2024 Annual Report. There have been no material changes to the risk factors previously disclosed in the 2024 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Certificate of Formation, dated June 20, 2024 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed with the SEC on August 30, 2024)

3.2	Limited Liability Company Agreement, dated as of June 20, 2024, by EQT Holdings AB (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 filed with the SEC on August 30, 2024)

3.3	Form of Amended and Restated Limited Liability Company Agreement, by and among EQT Holdings AB, EQT Partners Inc. and the Members (incorporated by reference to Exhibit 3.3 to the Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on Form 10 filed with the SEC on April 25, 2025)

4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form 10 filed with the SEC on January 22, 2025)

4.2	Share Repurchase Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 25, 2025)

10.1	Dealer-Manager Agreement, dated as of March 22, 2025, by and between EQT Private Equity Company LLC and EQT Partners BD, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 25, 2025)

10.2	Administrative Services Agreement, dated as of January 27, 2025, by and among EQT Private Equity Company LLC, EQPE Holdings L.P. and The Bank of New York Mellon (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 30, 2025)

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

The agreements and other documents filed as exhibits to this Quarterly Report on Form 10-Q are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and shareholders should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQT PRIVATE EQUITY COMPANY LLC

By:	/s/ Patrik Burnäs
Name:	Patrik Burnäs
Title:	Chief Financial Officer (Authorized Signatory, Principal Financial Officer and Principal Accounting Officer)

Date: May 14, 2025