Form 10-Q
period 2025-06-30
EQT Private Equity Co LLC
filed 2025-08-13
CIK 2032020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
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
of the Exchange Act).  ☐ Yes ☒ No
As of August 13, 2025, the registrant had 400 Class I Shares, 433,552
Class A-I
Shares, 400,000
Class A-D
Shares, 2,294,720
Class A-JI
Shares, 338,679
Class A-J2
Shares, 1,251,296 Class E Shares, 40 Class Q Shares and 40 Class H Shares outstanding. The number of Shares outstanding excludes August 1, 2025 subscriptions since the issuance price is not yet finalized as of the date of this filing.

Page

Part I. Financial Information	1

Item 1. Financial Statements	1

Consolidated Statements of Assets and Liabilities as of June 30, 2025 (unaudited) and December 31, 2024	1

Consolidated Statements of Operations for the three and six months ended June 30, 2025 and for the period from June 20, 2024 (date of formation) through June 30, 2024 (Unaudited)	2

Notes to Consolidated Financial Statements (Unaudited)	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	17

Item 4. Controls and Procedures	18

Part II. Other Information	19

Item 1. Legal Proceedings	19

Item 1A. Risk Factors	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	19

Item 4. Mine Safety Disclosures	19

Item 5. Other Information	19

Item 6. Exhibits	20

Signatures	21

i

Certain Terms Used in this Quarterly Report on Form 10-Q

•	references to “we,” “us,” “our,” “EQPE” and the “Company” refer to EQT Private Equity Company LLC;

•	references to “Board” refer to the Company’s Board of Directors;

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

•

references to “Investor Shares” refer to the classes of Shares available to investors, which currently consists of: Class I Shares, Class D Shares, Class S Shares, Class J1 Shares, Class J2 Shares, Class A-I Shares, Class A-D Shares, Class A-S Shares, Class A-J1 Shares and Class A-J2 Shares.

•

references to “Joint Ventures” refer to joint ventures formed between us and other sources of capital that we intend to use to acquire, own and control portfolio companies with the objective of generating attractive risk-adjusted returns and achieving medium-to-long-term capital appreciation;

•	references to “LLC Agreement” refer to the Company’s Amended and Restated Limited Liability Company Agreement, dated as of June 30, 2025, as it may be further amended and restated from time to time;

•	references to “Manager” refers to EQT Partners Inc., our manager and a wholly-owned subsidiary of EQT AB Group;

•

references to the “Management Agreement” refer to our management agreement with the Manager and EQPE Holdings L.P., a subsidiary of the Company, dated June 30, 2025, pursuant to which, the Manager assists the Company with certain management, administrative and advisory services related to identifying, acquiring, owning and managing portfolio companies through Joint Ventures that the Company controls, in accordance with the Company’s acquisition objectives, guidelines, policies and limitations, subject to oversight by the Board;

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

Part I.

F
INANCIAL
I
NFORMATION
Item 1. Financial Statements
EQT Private Equity Company LLC
Consolidated Statements of Assets and Liabilities

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Cash and cash equivalents	$1,000	$1,000
Due from Manager	9,944,061	5,545,939
Deferred offering costs	2,342,558	1,655,347

Total assets	$12,287,619	$7,202,286

Liabilities
Organization costs payable	$5,267,897	$3,348,237
Legal and professional fees payable	4,365,393	2,121,035
Offering costs payable	2,342,558	1,655,347
Directors’ fees and expenses payable	309,771	76,667

Total liabilities	$12,285,619	$7,201,286

Commitments and contingencies (Note 4)
Net assets	$2,000	$1,000
Net assets are comprised of:
Class Q Shares, 40 shares authorized, issued and outstanding	$1,000	$1,000
Class H Shares, 40 shares authorized, issued and outstanding	1,000	—

Net assets	$2,000	$1,000

See notes to consolidated financial statements.

EQT Private Equity Company LLC
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended June 30, 2025	For the period from June 20, 2024 (date of formation) through June 30, 2024	For the Six Months Ended June 30, 2025
Expenses
Organization costs	$1,816,724	1,700,558	$1,919,660
Legal and professional fees	1,520,247	626,899	2,244,358
Directors’ fees and expenses	115,000	—	233,104

Total Expenses	3,451,971	2,327,457	4,397,122

Less: Expenses reimbursed by Manager	(3,451,971)	(2,327,457)	(4,397,122)

Net expenses	—	—	—

Net investment income	—	—	—

See notes to consolidated financial statements.

EQT Private Equity Company LLC
Notes to Consolidated Financial Statements (Unaudited)

1.	Organization
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
The Company is sponsored by EQT AB (together with any one or more of its direct or indirect subsidiaries, “EQT AB Group”) and expects to benefit from EQT AB Group’s institutional private equity platform pursuant to its management agreement with EQT Partners Inc. (the “Manager”) to support the Company in identifying, acquiring, owning and controlling its portfolio companies in accordance with the Company’s objectives. The Company had no activity as of June 30, 2025, other than matters relating to its organization and offering.
EQPE conducts a continuous private offering of its shares in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), (i) to accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of shares sold outside of the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act). As of June 30, 2025, the Company offers the following classes of investor shares: Class I Shares, Class D Shares, Class S Shares, Class J1 Shares, Class J2 Shares,
Class A-I
Shares,
Class A-D
Shares,
Class A-S
Shares,
Class A-J1
Shares and
Class A-J2
Shares (collectively, the “Investor Shares”).
As of June 30, 2025, EQT AB Group and EQT Partners Inc. were our only shareholders and held all of the Company’s outstanding Class Q Shares and Class H Shares, respectively. EQT Holdings AB, an indirect subsidiary of EQT AB, is the sole shareholder of the Class Q Shares.
As of June 30, 2025, the Company had not purchased any investments.

2.	Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements (referred to hereafter as the “financial statements”) are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and are stated in United States (“U.S.”) dollars. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in these financial statements. Actual results could differ from those estimates. A consolidated statement of changes in net assets, a consolidated statement of cash flows and financial highlights have not been presented because the Company had not commenced operations as of June 30, 2025. Our fiscal year ends on December 31 of each year.
The Company’s consolidated financial statements are prepared using the accounting and reporting guidance under Accounting Standards Codification (“ASC”) 946,
Financial Services
-
Investment Companies
(“ASC 946”).
Principles of Consolidation
As provided under Regulation
S-X
and ASC 946, the Company will generally not consolidate its investment in a company other than a wholly owned investment company or controlled operating company whose business consists of providing services to the Company. All significant intercompany balances and transactions will be eliminated in consolidation.

Cash and Cash Equivalents
Cash, including cash denominated in foreign currencies, represents cash deposits held at financial institutions or in money market funds with maturities of three or fewer months at the time of acquisition. As of June 30, 2025, the amount of cash and cash equivalents was $1,000.
Organization and Offering Costs
Organization costs are expensed as incurred. Organization costs consist of costs incurred to establish the Company and enable it legally to do business. Organization costs will be reimbursed by the Manager, subject to potential recoupment as described in Note 3. For the three months and six months ended June 30, 2025, the Company incurred organization costs of $1,816,724 and $1,919,660 respectively. For the period from June 20, 2024 (date of formation) to June 30, 2024, the Company incurred organization costs of $1,700,558.
Offering costs include registration fees and legal fees regarding the preparation of the initial registration statement on Form 10. Offering costs are accounted for as deferred costs until operations begin. Offering costs will be reimbursed by the Manager, subject to potential recoupment as described in Note 3. For continuous offerings, offering costs are then amortized over the first twelve months of operations on a straight-line basis. As of June 30, 2025, the cumulative offering costs incurred by the Company of $2,342,558 were deferred and recorded as deferred offering costs in the accompanying consolidated statements of assets and liabilities.
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
Level 1 - Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
Level 2 - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability.
Level 3 - Inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.
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
LLC Agreement
On June 30, 2025, the Company executed its Amended and Restated Limited Liability Company Agreement, dated as of June 30, 2025 (as amended and restated, “LLC Agreement”), which amended and restated the Company’s Limited Liability Company Agreement, dated as of June 20, 2024. EQT Holdings AB, the Company’s sole Class Q Member, and the Manager are counterparties to the LLC Agreement, along with the other shareholders
.
Management Agreement
On June 30, 2025, the Company entered into a management agreement (the “Management Agreement”) with the Manager and EQPE Holdings L.P., a subsidiary of the Company. Pursuant to the Management Agreement, the Manager will assist the Company with certain management, administrative and advisory services related to identifying, acquiring, owning and managing portfolio companies through Joint Ventures that the Company controls, in accordance with the Company’s acquisition objectives, guidelines, policies and limitations, subject to oversight by the Company’s Board of Directors (the “Board”).
Pursuant to the Management Agreement, the Management Fee is payable monthly in arrears in an amount equal to: (i) 1.25% per annum of the month-end
net asset value (“NAV”) attributable to Class I Shares, Class D Shares, Class S Shares, Class J1 Shares, Class J2 Shares and Class E Shares and (ii) 1.00% per annum of the month-end
NAV attributable to
Class A-I
Shares,
Class A-D
Shares,
Class A-S
Shares,
Class A-J1
Shares and
Class A-J2
Shares for a
36-month
period following July 1, 2025 and such founder Shares noted in (ii) will receive a Management Fee waiver for a
12-month
period following July 1, 2025, and 1.25% per annum of the
month-end
NAV attributable to such founder Shares thereafter, each before giving effect to any accruals for the Management Fee, the servicing fee (the “Servicing Fee”), the Performance Allocation, share repurchases for that month, any distributions and without taking into account any taxes (whether paid, payable, accrued or otherwise) of any intermediate entity through which the Company indirectly acquires and holds a portfolio company, as determined in the good faith judgment of the Manager. Such Management Fee is calculated based on the Company’s transactional net asset value, which is the price at which the Company sells and repurchases its Shares. The Management Fee may be paid, at the Manager’s election, in cash or Class T Shares.

Class H Shares issuance
On June 30, 2025, the Company issued a total of 40 Class H Shares to EQT Partners Inc. at a price of $25.00 per Class H Share, for aggregate consideration of $1,000. The Class H Shares confer the right to receive any performance allocation under the LLC Agreement (the “Performance Allocation”).
Performance Allocation
The Performance Allocation is equal to 15.0% of the Total Return attributable to Investor Shares subject to the Hurdle Amount and a High Water Mark, with a 100%
Catch-Up.
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
“Total Return” for any period since the end of the prior Reference Period shall equal the sum of:

•	all distributions accrued or paid (without duplication) on Investor Shares outstanding at the end of such period since the beginning of the then-current Reference Period; plus

•
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
provided
, that the Loss Carryforward Amount shall at no time be less than zero; and
provided further
, that the calculation of the Loss Carryforward Amount will exclude the Total Return related to any Investor Shares repurchased during the applicable Reference Period, which Shares will be subject to the Performance Allocation upon repurchase as described above. For the avoidance of doubt, with respect to Shares repurchased during the applicable Reference Period, the Loss Carryforward Amount shall not include amounts that would have been attributable to such repurchased Shares had such Shares not been repurchased during the applicable Reference Period. The effect of the Loss Carryforward Amount is that the recoupment of past annual Total Return losses will offset the positive annual Total Return for purposes of the calculation of the Performance Allocation. This is referred to as a “High Water Mark.”
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
Trademark License Agreement
On June 30, 2025, the Company entered into a trademark license agreement with EQT AB (the “Trademark License Agreement”). Pursuant to the Trademark License Agreement, EQT AB granted the Company a license to use certain trademarks and service marks subject to the terms of such agreement.
Expense Limitation and Reimbursement Agreement
Pursuant to the Amended and Restated Expense Limitation and Reimbursement Agreement, dated October 19, 2024 (the “Expense Limitation Agreement”) with the Manager, the Manager has agreed to forego an amount of its monthly management fee and/or pay, absorb or reimburse certain expenses of the Company, to the extent necessary through and including March 31, 2026, so that, for any fiscal year, the Company’s annual Specified Expenses (as defined below) do not exceed 0.75% of the Company’s net assets as of the end of each calendar month. The Company has agreed to carry forward the amount of any foregone Management Fee and expenses paid, absorbed or reimbursed by the Manager, when and if requested by the Manager, within five years from the end of the month in which the

Manager waived or reimbursed such fees or expenses (“Excess Expenses”) and to reimburse the Manager in the amount of such Excess Expenses as promptly as possible, on a monthly basis, but only if and to the extent that Specified Expenses plus any recoupment do not exceed 0.75% of the Company’s net assets at the end of each calendar month. The Manager may recapture a Specified Expense in the same year it is incurred. This arrangement cannot be terminated prior to March 31, 2026 without the Board’s consent. “Specified Expenses” is defined to include all expenses incurred in the business of the Company, including organizational and offering costs, with the exception of (i) the Management Fee, (ii) the Performance Allocation, (iii) the Servicing Fee, (iv) the distribution fee, (v) portfolio company level expenses, (vi) brokerage costs or other investment-related out-of-pocket
expenses, including with respect to unconsummated transactions, in each case, accrued on or after the Initial Offering, (vii) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (viii) taxes, (ix) ordinary corporate operating expenses (including costs and expenses related to hiring, retaining, and compensating employees, officers and directors of the Company) accrued on or after the Initial Offering, (x) certain insurance costs and (xi) extraordinary expenses (as determined in the sole discretion of the Manager).
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
As of June 30, 2025, all expenses fall under the Expense Limitation Agreement and the total amount of expenses to be reimbursed by the Manager is $9,943,061.
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

4.	Commitments and Contingencies
As of June 30, 2025, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.
Indemnification
Under the Company’s LLC Agreement, its members of the Board, the Manager, the officers of the Company, the holder of the Company’s Class Q Shares, EQT AB Group and their respective affiliates, directors, officers, representatives, agents, consultants, shareholders, members, managers, partners and employees, and any other person who serves at the request of EQT AB Group or its affiliates as a director, officer, agent, consultant, member, manager, partner, shareholder, trustee or employee of the Company or any other person are indemnified against certain liabilities arising out of the performance of their duties to the Company. In the normal course of business, the Company enters into contracts that contain a variety of representations and that provide general indemnifications. The Company’s maximum liability exposure under these arrangements is unknown, as future claims that have not yet occurred may be made against the Company.

5.	Shareholders’ Equity
Share Repurchase Plan
On June 30, 2025, the Board adopted a revised share repurchase plan (the “Share Repurchase Plan”) to reflect the addition of certain classes of shares, such that the Share Repurchase Plan applies to the Company’s Class I Shares, Class D Shares, Class S Shares, Class J1 Shares, Class J2 Shares,
Class A-I
Shares,
Class A-D
Shares,
Class A-S
Shares,
Class A-J1
Shares,
Class A-J2
Shares and Class T Shares. Pursuant to the Share Repurchase Plan, the Company’s shareholders may request that the Company repurchase all or a portion of their shares, subject to the terms and limitations contained in the Share Repurchase Plan.
The Company does not expect to make repurchases under the Share Repurchase Plan until after December 31, 2025.

6.	Segment Reporting
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

7.	Subsequent Events
The Company has evaluated subsequent events through August 13, 2025, the date on which the consolidated financial statements were issued and concluded that no subsequent events have occurred that require adjustments to or disclosure in such financial statements, except as noted below.
Unregistered Sales of Equity Securities.
On July 1, 2025, the Company sold Investor Shares to third party investors for cash for aggregate consideration of approximately $86,683,778, at a price per Investor Share of $25.00 and commenced operations. The following table provides details on the Investor Shares sold by the Company:

Class	Number of Shares Sold (1)	Aggregate Consideration (1)
Class I Shares	400	$10,000
Class A-I Shares	433,552	$10,838,800
Class A-D Shares	400,000	$10,000,000
Class A-J1 Shares	2,294,720	$57,368,000
Class A-J2 Shares	338,679	$8,466,978

(1)	Share and dollar amounts are rounded to the nearest whole number.
The offer and sale of the Investor Shares were exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2), including Regulation D (for sales to accredited investors) and/or Regulation S (for sales to
non-U.S.
investors outside of the United States) thereunder.
Acquisitions
Class E Issuances
On July 1, 2025, the Company issued
804,000
Class E Shares to EQT Holdings AB, valued at $
25.00
per Class E Share, in exchange for the contribution to the Company of ownership interests in GeBBS Healthcare Solutions Private Limited, a healthcare revenue cycle management services provider.

On July 25, 2025, the Company issued
447,296
Class E Shares to EQT Holdings AB, valued at $
25.00
per Class E Share, in exchange for the contribution to the Company of ownership interests in IMG Academy Parent, LLC, a leading education institution.
The offer and sale of the Class E Shares were exempt from the registration provisions of the Securities Act, by virtue of Section 4(a)(2).
Cash Acquisitions
On July 17, 2025, the Company acquired ownership interests in IndoStar Home Finance, an affordable housing finance company, for an aggregate amount of $
17,446,055
.
On July 25, 2025, the Company purchased from EQT Holdings AB ownership interests in Zeus Company, Inc., a designer and developer of fluoropolymer tubing for medical devices and select industrial applications, for an aggregate amount of $
30,010,454
.

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

Overview

The Company was formed as a Delaware limited liability company on June 20, 2024. The Company has a limited operating history and was formed as a holding company that seeks to acquire, own and control Joint Ventures and portfolio companies globally. As of June 30, 2025, we had not yet commenced commercial operations.

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

We expect that over the long term, Joint Ventures and portfolio companies will make up approximately 80% of our assets and that the balance of our assets, approximately 20%, will consist of cash and cash equivalents, U.S. Treasury securities, U.S. government agency securities, municipal securities, other sovereign debt, investment grade credit and other investments including high-yield credit, asset-backed securities, mortgage-backed securities, collateralized loan obligations, leveraged loans and/or debt of companies or assets (collectively, the “Liquidity Portfolio”). We expect to hold a portion of our assets in the Liquidity Portfolio in order to provide us with income, to facilitate capital deployment and to provide a potential source of liquidity, including to meet share repurchase requests under our share repurchase plan, pursuant to which shareholders may request that the Company repurchase all or a portion of their shares, subject to the terms and limitations contained in such plan (the “Share Repurchase Plan”). These types of liquid assets may exceed 20% of our assets at any given time due to new subscriptions, shareholder participation in our share repurchase program, distributions from, or dispositions of, portfolio companies or for other reasons as our Manager determines. See “Item 1A. Risk Factors-Risks Related to Our Business-We have significant liquidity requirements, and adverse market and economic conditions may adversely affect our sources of liquidity, which could materially and adversely affect our business operations” in our 2024 Annual Report.

We are conducting the Private Offering and we do not intend to list our Shares for trading on any securities exchange or any other trading market. There is currently no secondary market for our Shares and we do not expect any secondary market to develop for our Shares.

Recent Developments

On July 1, 2025, the Company sold Investor Shares to third party investors for cash for aggregate consideration of approximately $86,683,778, at a price per Investor Share of $25.00 and commenced operations. See “Note 7. Subsequent Events” to the consolidated financial statements for additional information on acquisitions subsequent to June 30, 2025.

Macroeconomic Environment

To date, 2025 has been marked by continued uncertainty in global markets, driven by investor concerns over inflation, elevated interest rates, ongoing political and regulatory uncertainty, including potential shifts in U.S. trade policy and the imposition of new tariffs, as well as geopolitical instability stemming from the conflicts in Ukraine and the Middle East.

Further contributing to economic uncertainty, the current U.S. presidential administration has signaled its intention to implement, and has started to implement, significant changes to U.S. trade policy, the size of the federal government, tax policy and the enforcement of various regulations. These policy shifts could introduce additional market instability and reduce investor confidence. For example, the U.S. government recently announced tariffs on goods imported from various countries to the United States. Countries subject to such tariffs have imposed, or may in the future, impose reciprocal or retaliatory tariffs and other trade measures. We are actively monitoring these developments and analyzing the potential impacts on our business, the businesses of our portfolio companies and the broader economic environment. In light of these developments, there can be no assurances that political and regulatory conditions will not worsen and/or adversely affect the Company, its portfolio companies or their respective financial performance.

Results of Operations

As of June 30, 2025, we were in our organizational period and had not commenced significant operations. We will be dependent upon the proceeds from our Private Offering in order to conduct our business. We intend to acquire portfolio companies with the capital received from our Private Offering and any indebtedness that we may incur in connection with such activities.

From June 20, 2024 (date of formation) through June 30, 2025, we had not commenced our principal operations and were focused on our formation and the registration statement for the Company. Our Form 10 registration statement automatically became effective on October 29, 2024.

Investment Income

We plan to generate income primarily from our long-term ownership and control of Joint Ventures and portfolio companies and, to a lesser extent, investments in our Liquidity Portfolio, which may consist of dividend income, interest income, and net realized gains or losses and net change in unrealized appreciation or depreciation.

Expenses

Management Fee

Pursuant to the Management Agreement, the Manager is entitled to receive a management fee from the Company (the “Management Fee”) as described under “Note 3. Related Party Transactions” to the consolidated financial statements.

In addition to the fees paid to the Manager, we will pay all other costs and expenses of our operations, including compensation of any of our employees and non-investment professional employees of the Manager or EQT, directors, custodial expenses, leveraging expenses, transfer agent expenses, legal fees, expenses of independent auditors, expenses of our periodic repurchases, expenses of preparing, printing and distributing offering documents, shareholder reports, notices, proxy statements and reports to governmental agencies and taxes, if any. See “Company Expenses” below.

Performance Allocation

EQT AB Group will be allocated a performance allocation (the “Performance Allocation”) as described under “Note 3. Related Party Transactions” to the consolidated financial statements.

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

Administration

Pursuant to an administration agreement with an administrator (the “Administrator”), the Administrator will be responsible for generally performing administrative services of the Company and will be entitled to receive a monthly fee based on the monthly value of the Company’s net assets, subject to a minimum annual fee, plus out-of-pocket expenses and volume-based fees for periodic or ad-hoc services.

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

During the three months and six months ended June 30, 2025, we incurred organization costs of $1,816,724 and $1,919,660, respectively, and offering costs of $0 and $687,211, respectively. For the period from June 20, 2024 (date of formation) to June 30, 2024, the Company incurred organization costs of $1,700,558.The organization costs represent legal, accounting, and other corporate services.

Expense Limitation and Reimbursement Agreement

Under the Expense Limitation and Reimbursement Agreement, the Manager has agreed to forgo an amount of its monthly Management Fee and/or pay, absorb or reimburse certain expenses of the Company as described under “Note 3. Related Party Transactions” to the consolidated financial statements.

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

For the avoidance of doubt, Company expenses may include any of the fees, costs, expenses and other liabilities incurred in connection with services provided, or other activities engaged in, by EQT and its affiliates, in addition to third parties. In determining the amount of Company expenses that may be fairly allocable to the Company and to any EQT Vehicles that may participate in Joint Ventures with the Company, the Manager and its affiliates will take into account such factors as they deem appropriate, including, for example, committed or available capital of the Company and EQT Vehicles, the amount of capital historically held or remaining in a particular holding or similar holdings, the aggregate NAV of the Company and EQT Vehicles and the percentage of similar acquisitions in which the Company or EQT Vehicles have historically participated. The Company will reimburse the Manager or its affiliates for certain expenses that are incurred prior to the commencement of operations of the Company, including allocable compensation and overhead of EQT personnel involved in the formation and establishment of the Company and its subsidiaries.

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

Liquidity and Capital Resources

As of June 30, 2025, we had not yet commenced commercial activities. On August 28, 2024, the Company received an initial capital contribution of $1,000 in cash as consideration for the issuance of 40 Class Q Shares to EQT AB Group. Additionally, on June 30, 2025, the Company issued 40 Class H Shares to the EQT Partners Inc. for aggregate consideration of $1,000. The Company may issue Class E Shares to EQT in connection with the Company’s acquisition of assets in the future.

We expect to generate cash primarily from (i) the net proceeds of our Private Offering, (ii) any financing arrangements we may enter into in the future and (iii) any future offerings of our equity or debt securities. We believe that cash provided by such means will be sufficient to satisfy our anticipated cash requirements for the next twelve months and foreseeable future.

Our primary use of cash will be for (i) acquisition of portfolio companies, (ii) the cost of operations (including the Management Fee and Performance Allocation), (iii) debt service of any borrowings, and (iv) periodic repurchases, including pursuant to our Share Repurchase Plan. We do not expect to make repurchases under the Share Repurchase Plan until after December 31, 2025.

Cash Flows

On August 28, 2024, the Company was capitalized with a $1,000 investment by the EQT AB Group. Additionally, on June 30, 2025, the Company issued a total of 40 Class H Shares to EQT Partners Inc. for aggregate consideration of $1,000. There have been no other cash flows from our inception through June 30, 2025.

As of June 30, 2025 and December 31, 2024, we had not declared or paid any distributions.

Critical Accounting Estimates

Below is a discussion of the accounting policies that management believes are critical to understanding our historical and future performance. We consider these policies critical because they involve significant judgments and assumptions and require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. Our accounting policies have been established to conform with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the consolidated financial statements in accordance with GAAP requires management to use judgments in the application of such policies. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

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

Portfolio companies will generally be valued at transaction price initially, however, to the extent the Manager does not believe a portfolio company’s transaction price reflects the current market value, the Manager will adjust such valuation. When making fair value determinations for portfolio companies, the Manager will generally update the prior month-end valuations by assessing whether any factors exist that require an adjustment to the most recent valuation. The Manager values portfolio companies using the valuation methodology it deems most appropriate and consistent with widely recognized valuation methodologies and market conditions. See “Item 1A. Risk Factors-Risks Related to an Investment in Our Shares-Valuations of our portfolio companies are estimates of fair value and may not necessarily correspond to realizable value” in our 2024 Annual Report.

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

By using derivative instruments, the Company may be exposed to the counterparty’s credit risk-the risk that derivative counterparties may not perform in accordance with the contractual provisions offset by the value of any collateral received. The Company’s exposure to credit risk associated with counterparty non-performance is expected to be limited to collateral posted and the unrealized gains inherent in such transactions that are recognized in the Company’s consolidated financial statements. As appropriate, the Company expects to minimize counterparty credit risk through credit monitoring procedures and managing margin and collateral requirements.

Recent Accounting Pronouncements

There were no accounting pronouncements issued during the three months ended June 30, 2025 that are expected to have a material impact on our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

See “–Results of Operations” above for our contractual obligations and commitments with payments due subsequent to June 30, 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There was no material change to our market risks during the three months ended June 30, 2025. We had no significant operations as of June 30, 2025. When we commence our principal operations, we expect that our primary market risk exposure will be interest rate risk with respect to our indebtedness and credit risk and market risk with respect to use of derivative financial instruments. As of June 30, 2025, we had no indebtedness and did not use any derivative financial instruments. The Manager will be responsible for the oversight of risks to our business.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives.

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended June 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.

O
THER
I
NFORMATION
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Certificate of Formation, dated June 20, 2024 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed with the SEC on August 30, 2024)

3.2	Amended and Restated Limited Liability Company Agreement, dated as of June 30, 2025, by and among EQT Holdings AB, EQT Partners Inc. and the Members (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 30, 2025)

4.1	Share Repurchase Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 30, 2025)

10.1	Management Agreement, dated as of June 30, 2025, between EQT Private Equity Company LLC, EQPE Holdings L.P. and EQT Partners Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 30, 2025)

10.2	Trademark License Agreement, dated as of June 30, 2025, between EQT Private Equity Company LLC and EQT AB (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 30, 2025)

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: August 13, 2025	EQT PRIVATE EQUITY COMPANY LLC

	By:	/s/ Patrik Burnäs
Name: Patrik Burnäs
Title: Chief Financial Officer
(Authorized Signatory, Principal Financial Officer and Principal Accounting Officer)