Form 10-Q
period 2025-09-30
EQT Private Equity Co LLC
filed 2025-11-14
CIK 2032020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 000-56683

EQT Private Equity Company LLC

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	99-3903361 (I.R.S. Employer Identification No.)
245 Park Avenue, 34th Floor New York, NY (Address of principal executive offices)	10167 (Zip Code)

(917) 281-0850
Registrant’s telephone number, including area code

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None.	None.	None.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes  ☐No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes  ☒No

As of November 14, 2025, the registrant had the following shares outstanding: 400,000 Class A-D Shares, 3,132,223 Class A-I Shares, 4,428,466 Class A-J1 Shares, 632,205 Class A-J2 Shares, 4,815,054 A-S Shares, 6,117 Class I Shares, 3,800,872 Class E Shares, 40 Class Q Shares, 4,386 Class T Shares and 40 Class H Shares. The number of Shares outstanding excludes November 1, 2025 subscriptions since the issuance price is not yet finalized as of the date of this filing. As of November 14, 2025, no Class D Shares, Class S Shares, Class J1 Shares and Class J2 Shares were outstanding.

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
•
references to “portfolio company” (and similar terms) shall include development projects and any entity owned, directly or indirectly through subsidiaries, including as the context requires, holding companies, special purpose vehicles and other entities through which assets or businesses are held;
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

ii

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

iii

Part I. Financial Information

Item 1. Financial Statements

EQT Private Equity Company LLC

Consolidated Statements of Assets and Liabilities (Unaudited)

	September 30, 2025	December 31, 2024
Assets
Investments, at fair value (cost: $327,148,429 and $0, respectively)	$356,305,921	$—
Cash and cash equivalents	15,132,304	1,000
Cash in foreign currencies, at fair value (cost: $21,792 and $0, respectively)	25,788	—
Due from Manager	6,993,525	5,545,939
Deferred offering costs	1,756,918	1,655,347
Interest receivable	707,710	—
Total assets	$380,922,166	$7,202,286

Liabilities
Servicing fees payable	$6,827,266	$—
Organization costs payable	524,763	3,348,237
Management fee payable, net	195,042	—
Accrued performance allocation	3,608,063	—
Legal and professional fees payable	2,976,838	2,113,578
General and administrative expenses payable	453,154	7,457
Offering cost payable	2,342,557	1,655,347
Directors' fees and expenses payable	82,500	76,667
Other payables	99,427	—
Total liabilities	$17,109,610	$7,201,286

Commitments and contingencies (Note 8)

Net assets	$363,812,556	$1,000

Net assets are comprised of:
Class A-D Shares, 400,000 and 0 shares authorized, issued and outstanding, respectively	11,019,786	—
Class A-I Shares, 1,909,200 and 0 shares authorized, issued and outstanding, respectively	53,208,615	—
Class A-J1 Shares, 3,865,819 and 0 shares authorized, issued and outstanding, respectively	105,204,704	—
Class A-J2 Shares, 557,003 and 0 shares authorized, issued and outstanding, respectively	15,157,959	—
Class A-S Shares, 3,542,756 and 0 shares authorized, issued and outstanding, respectively	91,160,210	—
Class E Shares, 3,104,740 and 0 shares authorized, issued and outstanding, respectively	87,889,442	—
Class H Shares, 40 and 0 shares authorized, issued and outstanding, respectively	1,136	—
Class I Shares, 2,519 and 0 shares authorized, issued and outstanding, respectively	70,020	—
Class Q Shares, 40 and 40 shares authorized, issued and outstanding, respectively	1,136	1,000
Class T Shares, 3,505 and 0 shares authorized, issued and outstanding, respectively	99,548	—
Net assets	$363,812,556	$1,000

Shares outstanding	13,385,622	40

See notes to consolidated financial statements.

EQT Private Equity Company LLC

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the period from June 20, 2024 (date of formation) through September 30
	2025	2024	2025	2024
Investment income/(loss)
Interest income	$1,062,668	$—	$1,062,668	$—
Total investment income/(loss)	1,062,668	—	1,062,668	—

Operating expenses
Management fee, net	195,042	—	195,042	—
Performance allocation	3,608,063	—	3,608,063	—
Legal and professional fees	2,452,940	899,425	4,697,298	1,526,324
Deferred offering costs amortization	585,639	—	585,639	—
Organization costs	—	2,195,020	1,919,660	3,895,578
Directors' fees and expenses	115,000	—	348,104	—
Servicing fees	234,718	—	234,718	—
General and administrative expenses	601,567	—	601,567	—
Other expenses	27,134	—	27,134	—
Total operating expenses	7,820,103	3,094,445	12,217,225	5,421,902
Less: Expenses reimbursed by Manager	(5,786,611)	(3,094,445)	(10,183,733)	(5,421,902)

Net operating expenses	2,033,492	—	2,033,492	—

Net investment income /(loss)	(970,824)	—	(970,824)	—

Net realized gain/(loss) and change in unrealized appreciation (depreciation) on investments and foreign currency translation
Net realized gain (loss) on:
Net realized gain/(loss) on foreign currency transactions	(193,376)	—	(193,376)	—

Net change in unrealized appreciation (depreciation) on:
Net change in unrealized appreciation/(depreciation) on investments	28,989,007	—	28,989,007	—
Net change in unrealized appreciation/(depreciation) on foreign currency translation	(10,069)	—	(10,069)	—

Net change in unrealized appreciation (depreciation)	28,978,938	—	28,978,938	—

Total realized gain/(loss) and change in unrealized appreciation (depreciation) on investments and foreign currency translation	28,785,562	—	28,785,562	—

Net increase in net assets resulting from operations	$27,814,738	$—	$27,814,738	$—

See notes to consolidated financial statements.

EQT Private Equity Company LLC

Consolidated Statements of Changes in Net Assets (Unaudited)

	Class A-D Shares	Class A-I Shares	Class A-J1 Shares	Class A-J2 Shares	Class A-S Shares	Class E Shares	Class H Shares	Class I Shares	Class Q Shares	Class T Shares	Total Net Assets
Balance at June 30, 2025	$—	$—	$—	$—	$—	$—	$1,000	$—	$1,000	$—	$2,000
Consideration from the issuance of shares	10,000,000	49,702,720	98,608,000	14,258,578	89,568,574	80,293,827	—	65,000	—	91,667	342,588,366
Accrued shareholder servicing fees	(121,027)	-	(2,398,368)	(345,942)	(3,727,211)	-	-	-	-	-	(6,592,548)
Net investment income/(loss)	(29,238)	(139,613)	(282,456)	(40,697)	(249,148)	(229,223)	(3)	(184)	(3)	(259)	(970,824)
Net realized gain/(loss)	(5,824)	(27,809)	(56,261)	(8,106)	(49,627)	(45,658)	(1)	(37)	(1)	(52)	(193,376)
Net change in unrealized appreciation/(depreciation)	1,175,875	3,673,317	9,333,789	1,294,126	5,617,622	7,870,496	140	5,241	140	8,192	28,978,938
Balance at September 30, 2025	$11,019,786	$53,208,615	$105,204,704	$15,157,959	$91,160,210	$87,889,442	$1,136	$70,020	$1,136	$99,548	$363,812,556
Balance at December 31, 2024	$—	$—	$—	$—	$—	$—	$—	$—	$1,000	$—	$1,000
Consideration from the issuance of shares	10,000,000	49,702,720	98,608,000	14,258,578	89,568,574	80,293,827	1,000	65,000	—	91,667	342,589,366
Accrued shareholder servicing fees	(121,027)	-	(2,398,368)	(345,942)	(3,727,211)	-	-	-	-	-	(6,592,548)
Net investment income/(loss)	(29,238)	(139,613)	(282,456)	(40,697)	(249,148)	(229,223)	(3)	(184)	(3)	(259)	(970,824)
Net realized gain/(loss)	(5,824)	(27,809)	(56,261)	(8,106)	(49,627)	(45,658)	(1)	(37)	(1)	(52)	(193,376)
Net change in unrealized appreciation/(depreciation)	1,175,875	3,673,317	9,333,789	1,294,126	5,617,622	7,870,496	140	5,241	140	8,192	28,978,938
Balance at September 30, 2025	$11,019,786	$53,208,615	$105,204,704	$15,157,959	$91,160,210	$87,889,442	$1,136	$70,020	$1,136	$99,548	$363,812,556

See notes to consolidated financial statements.

EQT Private Equity Company LLC

Consolidated Statements of Changes in Net Assets (Unaudited) (Continued)

	Class Q Shares	Total Net Assets
Balance at June 30, 2024	$1,000	$1,000
Consideration from the issuance of shares	—	—
Balance at September 30, 2024	1,000	1,000
Balance at June 20, 2024 (date of formation)	—	—
Consideration from the issuance of shares	1,000	1,000
Balance at September 30, 2024	$1,000	$1,000

See notes to consolidated financial statements.

EQT Private Equity Company LLC

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine	For the period from June 20,
	Months Ended	2024 (date of formation)
	September 30, 2025	through September 30, 2024
Operating activities
Net increase in net assets from operations	$27,814,738	$—
Adjustments to reconcile net increase in net assets from operations to net cash provided by operating activities:
Net change in unrealized (appreciation)/depreciation on investments	(28,989,007)	—
Net change in unrealized (appreciation)/depreciation on foreign currency	10,069	—
Net realized (gain)/loss on foreign currency transactions	193,376	—
Amortization of deferred offering costs	585,639
Changes in operating assets and liabilities:
Acquisition of portfolio companies	(248,477,506)	—
Increase in deferred offering costs	(687,210)	—
Increase in due from Manager	(1,447,586)	—
Increase in interest receivable	(707,710)	—
Increase in management fee payable, net	195,042	—
Increase in accrued performance allocation	3,608,063	—
Increase in directors’ fees and expenses payable	5,833	—
Increase in servicing fees payable	6,827,266	—
Increase in offering costs payable	687,210	—
Decrease in organization costs payable	(2,823,474)	—
Increase in legal and professional fees payable	863,260	—
Increase in general and administrative expenses payable	445,697	—
Increase in other payables	99,427	—
Net cash used in operating activities	(241,796,873)	—

Financing activities
Proceeds from issuance of shares	256,953,965	1,000
Net cash provided by financing activities	256,953,965	1,000

Net increase in cash and cash equivalents	15,157,092	1,000

Cash and cash equivalents, beginning of period	1,000	—
Cash and cash equivalents, end of period	$15,158,092	$1,000

Supplemental disclosure of non-cash financing activities
Shares issued in exchange for investment acquisitions	$79,042,853	—
Shares issued in exchange for directors fees	91,667	—
Change in shareholder servicing fees	6,592,548	—

See notes to consolidated financial statements.

EQT Private Equity Company LLC

Condensed Consolidated Schedules of Investments as of September 30, 2025 (Unaudited)

						Estimated Fair Value as a
Issuer	Asset	Geography	Valuation Level	Currency	Estimated Fair Value	Percentage of Net Assets
Portfolio Companies
Services (20.42%)
Nord Anglia	Equity interest held through Menrva Lead Co-Investment II. L.P.	UK	Level III	USD	$43,059,683	11.84%
Other	Equity interest	various	Level III	USD	32,559,266	8.95%

Technology (56.70%)
Avetta	Equity interest held through Artifact Aggregator LP	USA	Level III	USD	38,557,184	10.60%
WSO2	Equity interest held through Paling Pooling C.V	Cross-border	Level III	USD	19,673,062	5.41%
IFS	Equity interest held through Impala Midco Sarl	Sweden	Level III	EUR	51,783,178	14.23%
NEOGOV	Equity interest held through Newt Aggregator 2, LP	USA	Level III	USD	100,000,000	27.49%
Tech services (5.56%)
GeBBS	Equity interest held through Kwabaal Pooling C.V.	India	Level III	USD	20,582,796	5.66%
Healthcare (13.52%)
Zeus	Equity interest held through Lightning Z Aggregator LP	USA	Level III	USD	25,982,669	7.14%
CluePoints	Equity interest held through Cluedo SCSp	Benelux	Level III	EUR	24,108,083	6.63%

Total Portfolio Companies (cost of $327,148,429)					356,305,921	97.95%

Money Market Funds
Morgan Stanley Liquidity Government Institutional Fund		USA	Level I	USD	7,561,356	2.08%
JP Morgan US Government Capital Fund		USA	Level I	USD	7,560,948	2.08%
Total Money Market Funds (cost $15,122,304)					15,122,304	4.16%

Total Investments and Cash Equivalents (cost of $342,270,733)					$371,428,225	102.11%

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

The Company is sponsored by EQT AB (together with any one or more of its direct or indirect subsidiaries, “EQT AB Group”) and expects to benefit from EQT AB Group’s institutional private equity platform pursuant to its management agreement with EQT Partners Inc. (the “Manager”) to support the Company in identifying, acquiring, owning and controlling its portfolio companies in accordance with the Company’s objectives. The Company commenced its principal operations on July 1, 2025.

EQPE conducts a continuous private offering of its shares in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), (i) to accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of shares sold outside of the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act). As of September 30, 2025, the Company offers the following classes of investor shares: Class I Shares, Class D Shares, Class S Shares, Class J1 Shares, Class J2 Shares, Class A-I Shares, Class A-D Shares, Class A-S Shares, Class A-J1 Shares and Class A-J2 Shares (collectively, the “Investor Shares”).

Holders of Investor Shares have equal rights and privileges with each other, except as it relates to the maximum sales loads, dealer-manager fees and servicing fees. EQT AB Group, through its ownership of all of the Company’s outstanding Class Q Shares, holds, directly and indirectly, all of the voting power of the Company.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements (referred to hereafter as the “financial statements”) are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and are stated in United States (“U.S.”) dollars. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in these consolidated financial statements. Actual results could differ from those estimates.

The Company’s consolidated financial statements are prepared using the accounting and reporting guidance under Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies (“ASC 946”).

Principles of Consolidation

As provided under Regulation S-X and ASC 946, the Company will generally not consolidate its investment in a company other than a wholly owned investment company or controlled operating company whose business consists of providing services to the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

During the nine months ended September 30, 2025, the Company reclassified $724,073 out of legal and professional fees into general and administrative expenses on the Consolidated Statements of Operations. This reclassification had no impact on the net increase in net assets resulting from operations.

Cash and Cash Equivalents

Cash, including cash denominated in foreign currencies, represents cash deposits held at financial institutions or in money market funds with maturities of three or fewer months at the time of acquisition. As of September 30, 2025 and December 31, 2024, the amount of cash and cash equivalents was $15,132,304 and $1,000, respectively.

Foreign Currency Translation

The accounting records of the Company are maintained in U.S. Dollars. The fair value of investments and other assets and liabilities denominated in non-U.S. currencies are translated into U.S. Dollars using the exchange rate at the end of each reporting period. Amounts related to the purchases and sales of investments, investment income and expenses are translated at the rates of exchange prevailing on the respective dates of such transactions.

Net unrealized currency gains and losses arising from valuing foreign currency-denominated investments and liabilities at the current exchange rate are reflected as part of net change in unrealized appreciation (depreciation) on foreign currency translation in the Consolidated Statements of Operations. Foreign security and currency translations may involve certain considerations and risks not typically associated with investing in U.S. companies and U.S. government securities. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices to be more volatile than those of comparable U.S. companies or U.S. government securities.

Organization and Offering Costs

Organization costs are expensed as incurred. Organization costs consist of costs incurred to establish the Company and enable it legally to do business. Organization costs will be reimbursed by the Manager, subject to potential recoupment as described in Note 3. For the three and nine months ended September 30, 2025, the Company incurred organization costs of $0 and $1,919,660, respectively.

Offering costs include registration fees and legal fees regarding the preparation of the initial registration statement on Form 10. Offering costs are accounted for as deferred costs until operations begin. Offering costs will be reimbursed by the Manager, subject to potential recoupment as described in Note 3. For continuous offerings, offering costs are then amortized over the first twelve months of operations on a straight-line basis. As of September 30, 2025, the cumulative offering costs incurred by the Company of $2,342,557, and $1,756,918 were deferred and recorded as deferred offering costs in the accompanying Consolidated Statements of Assets and Liabilities.

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

Assets and liabilities recorded at fair value on the Consolidated Statements of Assets and Liabilities are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined under GAAP, are directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:

Level I — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level II — Inputs other than quoted prices included in Level I that are observable for the asset or liability, either directly or indirectly. Level II inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability.

Level III — Inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

A significant decrease in the volume and level of activity for the asset or liability is an indication that transactions or quoted prices may not be representative of fair value because in such market conditions there may be increased instances of transactions that are not orderly. In those circumstances, further analysis of transactions or quoted prices is needed, and an adjustment to the transactions or quoted prices may be necessary to estimate fair value.

The availability of valuation techniques and observable inputs can vary from investment to investment and are affected by a wide variety of factors. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, determining fair value requires more judgment. Due to the inherent uncertainty of valuation, estimated values may be materially higher or lower than the values that would have been used had a ready market for the investments existed. Therefore, the degree of judgment exercised by the Manager in determining fair value is greatest for investments categorized in Level III.

When determining fair value, the Manager uses valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The valuation techniques used by the Manager to determine fair value are consistent with the market or income approaches.

The market approach includes valuation techniques that use prices and other relevant information generated by market transactions involving comparable assets, liabilities or a group of assets and liabilities. Inputs used under a market approach may include valuation multiples applied to corresponding performance metrics, such as earnings before interest, taxes, depreciation and amortization (“EBITDA”). The selected multiples are estimated through a comparative analysis of the performance and characteristics of each investment within a range of comparable companies or transactions in the observable marketplace. In addition, recent merger and acquisitions transactions of comparable companies may be used as a basis to develop implied valuation multiples.

The income approach includes valuation techniques that measure the present value of anticipated future economic benefits (i.e., net cash flows). The estimated net cash flows are forecasted over the expected remaining economic life and discounted to present value using a discount rate commensurate with the level of risk associated with the expected cash flows.

When making fair value determinations for assets that do not have a reliable readily available market price, the Manager will engage one or more independent valuation firms to provide positive assurance regarding the reasonableness of such valuations as of the relevant measurement date. However, the Manager is ultimately responsible for determining the fair value of all applicable investments in good faith in accordance with the Company’s valuation policies and procedures.

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

At least annually, the Manager reviews the appropriateness of the Company’s valuation policies and procedures and will recommend any proposed changes to the Company’s board of directors (the “Board”). From time to time, the Board, and the Manager may adopt changes to the valuation policies and procedures if they determine that such changes are likely to result in a more accurate reflection of estimated fair value.

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

Uncertain Tax Positions

The Company analyses its tax filing positions in all of the U.S. federal, state and local tax jurisdictions and foreign tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, the Company determines that uncertainties in tax positions exist, a reserve is established and recorded in other accrued expenses and liabilities. Accrued interest and penalties related to uncertain tax positions are recorded within other expenses, when applicable. The Company records uncertain tax positions on the basis of a two‑step process: (a) determination is made whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (b) those tax positions that meet the more‑likely‑than‑not threshold are recognized as the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Calculation of Net Asset Value

Net asset value (“NAV”) by share class is calculated by subtracting total liabilities for each class from the total carrying amount of all assets for that class, which includes the fair value of investments. NAV per share for each class is calculated by dividing the net asset value for that class by the total number of outstanding common shares of that class on the reporting date. The Manager is ultimately responsible for the Company's NAV calculations.

At the end of each month, any change in the Company’s NAV (whether an increase or decrease) is allocated among each Share class based on the relative percentage of the previous aggregate NAV for each share class, adjusted for issuances of shares that were effective on the first calendar day of such month and repurchases that were effective on the last calendar day of such month.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation (Depreciation) on Investments

Without regard to unrealized appreciation or depreciation previously recognized, realized gains or losses will be measured as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset. Net change in unrealized appreciation or depreciation will reflect the change in investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Performance Allocation

Under the Amended and Restated Limited Liability Company Agreement of the Company (as amended from time to time, the “LLC Agreement”), so long as the Management Agreement has not been terminated, the Performance Allocation is equal to 15.0% of the Total Return attributable to Investor Shares subject to the 5% Hurdle Amount and a High Water Mark, with a 100% Catch-Up (as such terms are defined under Note 5. Related Party Transactions). Such allocation will be measured and allocated or paid annually (excluding the initial Reference Period, which will be measured and allocated or paid at the end of the initial Reference Period) and accrued monthly (subject to pro-rating for partial periods), payable either in cash or in Class T Shares.

EQT AB Group may elect to receive the Performance Allocation in cash and/or Class T Shares. If the Performance Allocation is paid in Class T Shares, such Shares may be repurchased at EQT AB Group’s request and are subject to the repurchase limitations of our Share Repurchase Plan.

3.
Investments

Acquisitions

Class E Issuances

•
On July 1, 2025, the Company issued 804,000 Class E Shares to EQT Holdings AB, valued at $25.00 per Class E Share, in exchange for the contribution to the Company of ownership interests in GeBBS Healthcare Solutions Private Limited ("GeBBS"), a healthcare revenue cycle management services provider.
•
On July 25, 2025, the Company issued 447,296 Class E Shares to EQT Holdings AB, valued at $25.00 per Class E Share, in exchange for the contribution to the Company of ownership interests in IMG Academy Parent, LLC ("IMG Academy"), a leading education institution.
•
On August 25, 2025, the Company issued 1,179,154 Class E Shares to EQT Holdings AB, valued at $26.12 per Class E Share, in exchange for the contribution to the Company of ownership interests in Avetta, LLC ("Avetta"), a global leader in supply chain risk management software.
•
On September 25, 2025, the Company issued 674,291 Class E Shares to EQT Holdings AB, valued at $27.01 per Class E Share, in exchange for the contribution to the Company of ownership interests in CluePoints S.A. ("CluePoints"), a premier software provider for risk-based quality management and data quality oversight in clinical trials.

The offer and sale of the Class E Shares were exempt from the registration provisions of the Securities Act, by virtue of Section 4(a)(2) thereunder.

Cash Acquisitions

•
On July 10, 2025, the Company acquired ownership interests in Niwas Housing Finance Private Limited ("Niwas"), an affordable housing finance company, for an aggregate amount of $17,446,055.

•
On July 25, 2025, the Company purchased from EQT Holdings AB ownership interests in Zeus Company, Inc. ("Zeus"), a designer and developer of fluoropolymer tubing for medical devices and select industrial applications, for an aggregate amount of $30,000,000.
•
On August 25, 2025 the Company purchased from EQT Holdings AB ownership interests in WSO2 LLC ("WSO2"), an open source technology provider, for an aggregate amount of $15,100,000.
•
On August 25, 2025 the Company purchased from EQT Holdings AB ownership interests in Nord Anglia Educational Limited ("Nord Anglia"), a leading international schools organization, for an aggregate amount of $40,096,600.
•
On September 25, 2025, the Company purchased from EQT Investments AB ownership interests in Industrial and Financial System AB ("IFS"), a leading software provider, for an aggregate amount of $44,228,624.
•
On September 26, 2025, the Company acquired ownership interests in Governmentjobs.com, Inc. ("NEOGOV"), a workforce management software provider, for an aggregate amount of $100,000,000.
4.
Fair Value Measurements - Investments

The following table presents fair value measurements of investments, by major class, as of September 30, 2025, according to the fair value hierarchy:

Valuation Inputs
Investments	Level I	Level II	Level III	Fair Value
Portfolio companies	$—	$—	$356,305,921	$356,305,921
Investments in Money Market Funds	15,122,304	—	—	15,122,304
Total	$15,122,304	$—	$356,305,921	$371,428,225

The following table provides a reconciliation of the beginning and ending balances for investments that use Level III inputs for the nine months ended September 30, 2025:

Investments	Balance as of December 31, 2024	Purchases	Net change in unrealized appreciation on investments	Balance as of September 30, 2025
Portfolio companies	$—	$327,148,429	$29,157,492	$356,305,921
Total	$—	$327,148,429	$29,157,492	$356,305,921

The total change in unrealized appreciation (depreciation) included in the Consolidated Statements of Operations within net change in unrealized appreciation (depreciation) for the nine months ended September 30, 2025 attributable to Level III investments still held at September 30, 2025 was $29,157,492.

The following table presents the quantitative information about Level III fair value measurements of the Company’s portfolio companies as of September 30, 2025:

Level III Assets	Fair Value September 30, 2025	Valuation Methodology	Unobservable Input(s) (1)	Weighted Average (2)	Range
Portfolio companies	$356,305,921	Inputs to market comparables and transaction price/other	Weight Ascribed to Market Comparables	67%	0%-100%
			Weight Ascribed to Transaction Price/Other	33%	0%-100%
		Market Comparables	Enterprise Value / EBITDA Multiple	17.4x	13.6x - 18.6x
			Enterprise Value / Revenue	7.5x	7.5x - 7.5x
			Enterprise Value / EBITDAC Multiple	28.9x	27.8x - 30.5x

(1)
In determining the inputs, management evaluates a variety of factors including economic conditions, industry and market developments, market valuations of comparable companies, and company-specific developments including exit strategies and realization opportunities. EQT Partners Inc., the Company’s manager, has determined that market participants would take these inputs into account when valuing the investments.
(2)
Inputs are weighted based on fair value of the investments included in the range.

Valuations involve subjective judgments and may not accurately reflect realizable value. The assumptions above are determined by the Manager and reviewed by the Manager’s independent valuation advisor. A change in these assumptions or factors would impact the calculation of the value of our assets.

5.
Related Party Transactions

LLC Agreement

On June 30, 2025, the Company executed its Amended and Restated Limited Liability Company Agreement, dated as of June 30, 2025 (as amended and restated, “LLC Agreement”), which amended and restated the Company’s Limited Liability Company Agreement, dated as of June 20, 2024. EQT Holdings AB, the Company’s sole Class Q Member, and the Manager are counterparties to the LLC Agreement, along with the other shareholders.

Management Agreement

On June 30, 2025, the Company entered into a management agreement (the “Management Agreement”) with the Manager and EQPE Holdings L.P., a subsidiary of the Company. Pursuant to the Management Agreement, the Manager will assist the Company with certain management, administrative and advisory services related to identifying, acquiring, owning and managing portfolio companies through joint ventures that the Company controls, in accordance with the Company’s acquisition objectives, guidelines, policies and limitations, subject to oversight by the Company’s Board.

Pursuant to the Management Agreement, the Management Fee is payable monthly in arrears in an amount equal to: (i) 1.25% per annum of the month-end net asset value (“NAV”) attributable to Class A-D Shares, Class A-I Shares, Class A-J1 Shares, Class A-J2 Shares, Class A-S Shares, Class I Shares and Class E Shares and (ii) 1.00% per annum of the month-end NAV attributable to Class A-D Shares, Class A-I Shares, Class A-J1 Shares, Class A-J2 Shares and Class A-S Shares for a 36-month period following July 1, 2025 and such founder Shares noted in (ii) will receive a Management Fee waiver for a 12-month period following July 1, 2025, and 1.25% per annum of the month-end NAV attributable to such founder Shares thereafter, each before giving effect to any accruals for the Management Fee, the servicing fee (the “Servicing Fee”), the Performance Allocation, share repurchases for that month, any distributions and without taking into account any taxes (whether paid, payable, accrued or otherwise) of any intermediate entity through which the Company indirectly acquires and holds a portfolio company, as determined in the good faith judgment of the Manager. Such Management Fee is calculated based on the Company’s transactional net asset value, which is the price at which the Company sells and repurchases its Shares. The Management Fee may be paid, at the Manager’s election, in cash or Class T Shares.

For the three and nine months ended September 30, 2025 the Company incurred management fees of $195,042, of which $195,042 was payable at period end and included in "management fee payable, net" in the accompanying Consolidated Statements of Assets and Liabilities.

Capital Contributions

On August 28. 2024, the Company received an initial capital contribution of $1,000 in cash as consideration for the issuance of 40 Class Q Shares to EQT AB Group at a price of $25 per Class Q Share. EQT AB Group, through its ownership of all the Company's outstanding Class Q Shares, holds, directly and indirectly, all of the voting power of the Company.

On June 30, 2025, the Company issued a total of 40 Class H Shares to EQT Partners Inc. at a price of $25 per Class H Share, for an aggregate consideration of $1,000. The Class H Shares confer the right to receive any performance allocation under the LLC Agreement (the "Performance Allocation").

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

EQT AB Group is also allocated a Performance Allocation with respect to all Investor Shares that are repurchased in connection with repurchases of Shares in an amount calculated as described above with the relevant period being the portion of the Reference Period for which such Shares were outstanding, and proceeds for any such Share repurchases will be reduced by the amount of any such Performance Allocation. Such Performance Allocation is calculated based on the Company’s transactional NAV, which is the price at which the Company sells and repurchases its Shares.

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

For the nine months ended September 30, 2025 the Company was allocated a Performance Allocation of $3,608,063, of which $3,608,063 was payable at period end and included in accrued Performance Allocation in the accompanying Consolidated Statements of Assets and Liabilities.

Trademark License Agreement

The Company is party to a trademark license agreement with EQT AB, dated as of June 30, 2025 (the “Trademark License Agreement”). Pursuant to the Trademark License Agreement, EQT AB granted the Company a license to use certain trademarks and service marks subject to the terms of such agreement.

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

This arrangement cannot be terminated prior to March 31, 2026 without the Board’s consent. “Specified Expenses” is defined to include all expenses incurred in the business of the Company, including organizational and offering costs, with the exception of (i) the Management Fee, (ii) the Performance Allocation, (iii) the Servicing Fee, (iv) the distribution fee, (v) portfolio company level expenses, (vi) brokerage costs or other investment-related out-of-pocket expenses, including with respect to unconsummated transactions, in each case, accrued on or after the Initial Offering (vii) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (viii) taxes, (ix) ordinary corporate operating expenses (including costs and expenses related to hiring, retaining, and compensating employees, officers and directors of the Company) accrued on or after the Initial Offering, (x) certain insurance costs and (xi) extraordinary expenses (as determined in the sole discretion of the Manager).

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

The following table reflects the amounts subject to recoupment pursuant to the Expense Limitation Agreement and the expiration for future possible recoupments by the Manager as of September 30, 2025.

Three Months Ended	Amount	Last Expiration Date
June 30, 2024 (From June 20 to June 30, 2024)	$2,327,457	June 30, 2029
September 30, 2024	3,094,445	September 30, 2029
December 31, 2024	124,037	December 31, 2029
March 31, 2025	945,151	March 31, 2030
June 30, 2025	3,451,971	June 30, 2030
September 30, 2025	5,786,611	September 30, 2030
Total	$15,729,672

As of September 30, 2025 and September 30, 2024, all expenses fall under the Expense Limitation Agreement and the total amount of expenses to be reimbursed by the Manager is $15,729,672 and $5,421,902 respectively.

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

Servicing Fee

The Company pays the Dealer-Manager ongoing Servicing Fees as accrued monthly and payable quarterly. Such Servicing Fee is calculated based on the Company’s transactional net asset value, which is the price at which the Company sells and repurchases its Shares. None of the Class I Shares or the EQT AB Group Shares will incur the Servicing Fee. The Dealer-Manager generally expects to reallow the Servicing Fee to participating broker dealers and other intermediaries. The Company may also pay for certain sub-transfer agency, platform, sub-accounting and administrative services outside of the Servicing Fee.

Under GAAP, the Company accrues the cost of the Servicing Fees, as applicable, for the estimated life of the shares as an offering cost at the time we sell Class A-D, A-J and A-S Shares.

The Manager remits payment of the ongoing Servicing Fees on behalf of the Company and is reimbursed by the Company for such payments.

6.
Net Assets

The following table is a summary of share activity during the three months ended September 30, 2025 and shares outstanding as of September 30, 2025:

	Shares Outstanding as of June 30, 2025	Shares Issued During the Period	Shares Repurchased During the Period	Transfers in/(out) during the Period	Shares Outstanding as of September 30, 2025
Class A-D Shares	—	400,000	—	—	400,000
Class A-I Shares	—	1,909,200	—	—	1,909,200
Class A-J1 Shares	—	3,865,819	—	—	3,865,819
Class A-J2 Shares	—	557,003	—	—	557,003
Class A-S Shares	—	3,542,756	—	—	3,542,756
Class E Shares	—	3,104,740	—	—	3,104,740
Class H Shares	40	—	—	—	40
Class I Shares	—	2,519	—	—	2,519
Class Q Shares	40	—	—	—	40
Class T Shares	—	3,505	—	—	3,505
Total	80	13,385,542	—	—	13,385,622

The following table is a summary of share activity during the nine months ended September 30, 2025 and shares outstanding as of September 30, 2025:

	Shares Outstanding as of December 31, 2024	Shares Issued During the Period	Shares Repurchased During the Period	Transfers in/(out) during the Period	Shares Outstanding as of September 30, 2025
Class A-D Shares	—	400,000	—	—	400,000
Class A-I Shares	—	1,909,200	—	—	1,909,200
Class A-J1 Shares	—	3,865,819	—	—	3,865,819
Class A-J2 Shares	—	557,003	—	—	557,003
Class A-S Shares	—	3,542,756	—	—	3,542,756
Class E Shares	—	3,104,740	—	—	3,104,740
Class H Shares	—	40	—	—	40
Class I Shares	—	2,519	—	—	2,519
Class Q Shares	40	—	—	—	40
Class T Shares	—	3,505	—	—	3,505
Total	40	13,385,582	—	—	13,385,622

The following table is a summary of share activity during the three and nine months ended September 30, 2024 and shares outstanding as of September 30, 2024:

	Shares Outstanding as of June 30, 2024	Shares Issued During the Period	Shares Repurchased During the Period	Transfers in/(out) during the Period	Shares Outstanding as of September 30, 2024
Class Q Shares	40	—	—	—	40
Total	40	—	—	—	40

	Shares Outstanding as of June 20, 2024	Shares Issued During the Period	Shares Repurchased During the Period	Transfers in/(out) during the Period	Shares Outstanding as of September 30, 2024
Class Q Shares	—	40	—	—	40
Total	—	40	—	—	40

Share Repurchase

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

As of September 30, 2025, the Company has not made any repurchases under the Share Repurchase Plan.

7.
Distributions

The Company did not declare or pay any distributions during the nine months ended September 30, 2025.

8.
Commitments and Contingencies

Litigation

As of September 30, 2025, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.

Funding Commitments and Others

The Company had no unfunded commitments in portfolio companies as of September 30, 2025 and December 31, 2024, respectively.

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

9.
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

10.
Recent Accounting Pronouncements

Income Tax Disclosure Improvements

In December 2023, the FASB issued ASU 2023-09, “Improvement to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 intends to enhance the transparency and decision usefulness of income tax disclosure, requiring disaggregated information about an entity’s effective tax rate reconciliation as well as income taxes paid. The guidance is effective for the Company’s annual period ending December 31 2025. The Company is currently evaluating the impact of adopting ASU 2023-09 on its consolidated financial statements and disclosures.

Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income-Expense Disaggregation Disclosures (“ASU 2024-03”). ASU 2024-03 requires a public business to provide disaggregated disclosures of certain categories of expense on an annual an interim basis. The update will be effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The Company is currently evaluating the impact of adopting ASU 2024-03 on its consolidated financial statements and disclosures.

11.
Financial Highlights

The following is a schedule of the financial highlights of the Company attributed to each class of Shares for the nine months ended September 30, 2025:

	Class A-D Shares	Class A-I Shares	Class A-J1 Shares	Class A-J2 Shares	Class A-S Shares	Class E Shares	Class H Shares	Class I Shares	Class Q Shares	Class T Shares
Per share data attributed to shares (1)
Net asset value per share at beginning of period (December 31, 2024)	$—	$—	$—	$—	$—	$—	$—	$—	$25.00	$—
Consideration from the issuance of shares, net	25.00	26.03	25.51	25.60	25.28	25.86	25.00	25.80	—	26.15
Accrued shareholder servicing fees (2)	(0.30)	-	(0.62)	(0.62)	(1.05)	-	-	-	-	-
Net investment income/(loss) (2)	(0.07)	(0.07)	(0.07)	(0.07)	(0.07)	(0.07)	(0.08)	(0.07)	(0.08)	(0.07)
Net realized and change in unrealized appreciation (2)	2.92	1.91	2.40	2.30	1.57	2.52	3.48	2.06	3.47	2.32
Net increase in net assets attributed to shareholders	$27.55	$27.87	$27.21	$27.21	$25.73	$28.31	$28.41	$27.79	$3.40	$28.40
Net asset value per share at the end of period (September 30, 2025)	$27.55	$27.87	$27.21	$27.21	$25.73	$28.31	$28.40	$27.79	$28.40	$28.40
Net assets at end of period (September 30, 2025)	$11,019,786	$53,208,615	$105,204,704	$15,157,959	$91,160,210	$87,889,442	$1,136	$70,020	$1,136	$99,548
Shares outstanding at end of period (September 30, 2025)	400,000	1,909,200	3,865,819	557,003	3,542,756	3,104,740	40	2,519	40	3,505
Weighted average of shares outstanding at end of the period (September 30, 2025)	136,296	402,144	1,069,669	146,218	642,038	767,690	14	615	40	792
Ratio/Supplemental data for Shares:
Ratios to net asset value (3) (8):
Operating expenses before performance allocation (4)	2.23%	1.92%	2.21%	2.24%	1.39%	2.40%	2.17%	2.29%	2.25%	1.19%
Operating expenses before expenses reimbursed by Manager (4) (5)	4.75%	4.47%	4.73%	4.79%	3.08%	2.40%	2.17%	4.69%	2.25%	1.19%
Operating expenses after expenses reimbursed by Manager (4) (5)	0.91%	1.65%	1.32%	1.33%	1.56%	(0.72)%	(1.71)%	1.96%	(1.77)%	(0.41)%
Operating expenses after performance allocation (4) (6)	4.75%	4.47%	4.73%	4.79%	3.08%	(0.72)%	(1.71)%	4.69%	(1.77)%	(0.41)%
Net investment income/(loss) (4)	(0.36)%	(0.57)%	(0.44)%	(0.47)%	(0.44)%	(0.49)%	(0.37)%	(0.49)%	(0.39)%	(0.36)%
Total GAAP return attributed to Shares based on net asset value (7)	10.20%	7.07%	6.66%	6.29%	1.90%	9.47%	13.60%	7.71%	13.60%	8.60%

(1)
Per share data may be rounded in order to recompute the ending net asset value per share.
(2)
Per share data was derived by using the weighted average shares outstanding during the applicable period.
(3)
Actual results may not be indicative of future results. Additionally, an individual Shareholder’s ratios may vary from the ratios presented for a share class as a whole.
(4)
Weighted average net assets during the applicable period are used for this calculation.
(5)
Ratios presented after accounting for the accrual of the performance allocation.
(6)
Ratios presented after expenses reimbursed by Manager.
(7)
The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results.
(8)
Expense ratios and net investment income/(loss) ratio are annualized.

12.
Subsequent Events

Unregistered Sales of Equity Securities

As of October 1, 2025, the Company sold Investor Shares of the Company to third party investors for cash for aggregate consideration of approximately $86,015,977, at a price per Investor Share equal to transactional net asset value ("Transactional Net Asset Value") per share for the applicable class, which corresponds to the price at which the Company sells and repurchases its shares. The following table provides details on the Investor Shares sold by the Company:

Class	Aggregate Number of Shares Sold(1,2)	Aggregate Consideration(1)
Class I	3,598	$100,000
Class A-I	1,223,023	34,085,158
Class A-J1	562,647	15,661,000
Class A-J2	75,202	2,093,200
Class A-S	1,272,299	34,076,619
Total	3,136,769	$86,015,977

(1)
Share and dollar amounts are rounded to the nearest whole number.
(2)
The Company finalized the number of Investor Shares sold on October 21, 2025, following the calculation of the Company's Transactional Net Asset Value per share as of September 30, 2025.

The offer and sale of the investor shares were exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2), including Regulation D (for sales to accredited investors) and/or Regulation S (for sales to non-U.S. investors outside of the United States) thereunder.

On October 24, 2025, the Company issued to EQT Holdings AB a total of approximately 696,132 Class E Shares, valued at approximately $28.31 per share, in addition to a payment of approximately $5,393,827 in cash, in exchange for the contribution to the Company of a portion of EQT Holdings AB's ownership interests in Acronis AG, a leading cybersecurity and data protection platform. Additionally, the Company acquired an interest in Fortnox AB, a leading cloud accounting software and integrated financial services platform, for an aggregate consideration of SEK 711,312,550.

The offer and sale of the Class E Shares were exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) thereunder.

Subscriptions totaling $58,407,248 were received and accepted on November 1, 2025. The number of shares to be issued will be determined based on the NAV as of October 31, 2025, once finalized.

The Company has evaluated subsequent events through November 14, 2025, the date on which the Financial Statements were available to be issued, and concluded that no additional subsequent events have occurred that require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing in this Quarterly Report on Form 10-Q and our consolidated financial statements included in our 2024 Annual Report. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. See "Cautionary Note Regarding Forward-Looking Statements." Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in “Part I, Item 1A. Risk Factors” in our 2024 Annual Report.

Overview

The Company was formed as a Delaware limited liability company on June 20, 2024 and the Company operates its business in a manner permitting it to be excluded from the definition of “investment company” under the Investment Company Act. The Company has a limited operating history and was formed as a holding company that seeks to acquire, own and control Joint Ventures and portfolio companies globally. We commenced commercial operations on July 1, 2025 upon the sale of Investor Shares to third-party investors.

We own and control Joint Ventures that, directly or indirectly, own majority and/or primarily controlling stakes in portfolio companies, and to a lesser extent, Joint Ventures that own influential yet non-majority stakes in portfolio companies. We anticipate owning and controlling portfolio companies through Joint Ventures organized in the geographies and sectors where EQT is active, currently including North America, Europe and Asia Pacific, and in sectors such as healthcare, technology and business services. The geographies and sectors in which EQT is active (and in which the Company may therefore acquire portfolio companies) may evolve over time. Over time, we expect to own a portfolio that consists primarily of controlled portfolio companies that generate attractive risk-adjusted returns. We intend to continue to fund these acquisitions using proceeds raised from the continuous offering of our securities and distributions from existing portfolio companies, and eventually by opportunistically recycling capital generated from dispositions of portfolio companies.

We are sponsored by EQT and aim to leverage its global expertise and platform. We have appointed the Manager to assist us with certain management, administrative and advisory services related to identifying, acquiring, owning and managing portfolio companies through Joint Ventures that we control. The past performance of any EQT Vehicle and the acquisitions that they have made provide no assurance of future returns or results of the Company’s acquisitions and there can be no assurance that the Company will achieve the same or similar performance to any EQT Vehicle.

We expect that we will continue to own nearly all of our portfolio companies through Joint Ventures alongside one or more EQT Vehicles whose interests are generally aligned with ours, such that a joint acquisition strategy arising from our combined resources provides the Company with opportunities to accumulate a larger share of, and more control over, any potential acquisition. We plan to own all or substantially all of our Joint Venture interests and other interests in portfolio companies directly or indirectly through operating subsidiaries. In turn, we expect our operating subsidiaries to hold our interests in portfolio companies and Joint Ventures through one or more corporations, limited liability companies or limited partnerships. We expect that most of our Joint Ventures will own a majority of, and/or have primary control over, the underlying portfolio company. Our relative economic interests in such Joint Venture will vary from acquisition to acquisition.

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

Recent Developments

On October 1, 2025, the Company sold Investor Shares to third party investors for cash for aggregate consideration of approximately $86,015,977. On November 1, 2025, the Company sold Investor Shares to third party investors for cash for aggregate consideration of approximately $58,407,248.

Additionally, see “Note 12. Subsequent Events” to the consolidated financial statements for additional information on acquisitions subsequent to September 30, 2025.

Macroeconomic Environment

To date, 2025 has been marked by continued uncertainty in global markets, driven by investor concerns over inflation, elevated interest rates, ongoing political and regulatory uncertainty, including potential shifts in U.S. trade policy and the imposition of new tariffs, as well as geopolitical instability stemming from the conflicts in Ukraine and the Middle East.

Further contributing to economic uncertainty, the current U.S. presidential administration has signaled its intention to implement, and has started to implement, significant changes to U.S. trade policy, the size of the federal government, tax policy and the enforcement of various regulations. These policy shifts could introduce additional market instability and reduce investor confidence. For example, the U.S. government recently announced tariffs on goods imported from various countries to the United States. Countries subject to such tariffs have imposed, or may in the future, impose reciprocal or retaliatory tariffs and other trade measures. We are actively monitoring these developments and analyzing the potential impacts on our business, the businesses of our portfolio companies and the broader economic environment. In light of these developments, there can be no assurances that political and regulatory conditions will not worsen and/or adversely affect the Company’s fundraising activities and deployment of funds, its portfolio companies or the respective financial performance of the Company and its portfolio companies.

Operating Results Highlights

During the three and nine months ended September 30, 2025, we raised aggregate subscription proceeds of $262 million and $262 million, respectively, related to Investor Shares. These subscription proceeds were used, in part, to acquire our interests in ten portfolio companies, totaling $327 million for the nine months ended September 30, 2025.

The details of total returns on Investor Shares are shown in the following table:

Transactional Net Asset Value Total Returns(1)	Class I Shares	Class A-I Shares	Class A-D Shares	Class A-J1 Shares	Class A-J2 Shares	Class A-S Shares
Share class inception date	July 1, 2025	July 1, 2025	July 1, 2025	July 1, 2025	July 1, 2025	August 1, 2025
Three months ended September 30, 2025	11.18%	11.48%	11.41%	11.34%	11.34%	7.13%
Nine months ended September 30, 2025	Not applicable	Not applicable	Not applicable	Not applicable	Not applicable	Not applicable
Inception to date annualized as of September 30, 2025	Not applicable	Not applicable	Not applicable	Not applicable	Not applicable	Not applicable

(1)
"Inception to date annualized” for a given share class, means total return annualized based on the inception date. Past performance is not indicative of future results. Total returns shown reflect the percent change in our Transactional Net Asset Value per share from the beginning of the applicable period, plus the amount of any distribution per Share declared in the period, and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. The Company did not declare or pay any distributions from inception through September 30, 2025. For share classes without twelve months of performance, we have not included the inception to date annualized total return.

Portfolio Companies

As of September 30, 2025, the Company’s portfolio consists of ten portfolio companies, with an aggregate fair value of $356 million. The Company’s portfolio companies were as follows:

Portfolio Company	Description
NEOGOV	NEOGOV is a leading provider of cloud‑based human capital and compliance management software.
IFS	IFS is a leading provider of cloud enterprise software and Industrial AI applications.
Nord Anglia	Nord Anglia is a leading international schools organization.
Avetta	Avetta is a global leader in supply chain risk management software.

Zeus	Zeus is a designer and developer of fluoropolymer tubing for medical devices and industrial applications.
CluePoints	CluePoints is a software provider for risk-based quality management and data quality oversight in clinical trials.
GeBBS	GeBBS is a healthcare revenue cycle management services provider.
WSO2	WSO2 is a leading global provider of open-source API management and integration solutions.
Niwas	Niwas is an affordable housing company.
IMG Academy	IMG Academy is a leading education institution.

Results of Operations

From June 20, 2024 (date of formation) through June 30, 2025, we had not commenced our principal operations and were focused on our formation and the registration statement for the Company. Our Form 10 registration statement automatically became effective on October 29, 2024.

We commenced commercial operations on July 1, 2025 upon the sale of Investor Shares to third-party investors. We are dependent upon the proceeds from our continuous Private Offering in order to conduct our business. We intend to continue to acquire portfolio companies with the capital received from our continuous Private Offering and any indebtedness that we may incur in connection with such activities.

Investment Income

We generate income primarily from our long-term ownership and control of Joint Ventures and portfolio companies and, to a lesser extent, investments in our Liquidity Portfolio, which may consist of dividend income, interest income, and net realized gains or losses and net change in unrealized appreciation or depreciation.

For the three and nine months ended September 30, 2025, the Company generated $1 million and $1 million, respectively, of interest income from money market funds.

Expenses

For the three and nine months ended September 30, 2025, the Company incurred $8 million and $12 million in total operating expenses, respectively.

For the three and nine months ended September 30, 2025, the Manager agreed to reimburse expenses of $5.8 million and $10.2 million, respectively, incurred by the Company pursuant to the Expense Limitation Agreement. The amounts are subject to recoupment within a five-year period.

Going forward, we expect our primary expenses to be the payment of the Performance Participation Allocation to EQT Group as well as other capital and operating expenses.

Management Fee

Pursuant to the Management Agreement, the Manager is entitled to receive a management fee from the Company (the “Management Fee”) as described under “Note 5. Related Party Transactions” to the consolidated financial statements.

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

For the three and nine months ended September 30, 2025, the Company incurred Management Fees of $195,042 and $195,042, respectively.

Performance Allocation

EQT AB Group will be allocated a performance allocation (the “Performance Allocation”) as described under “Note 5. Related Party Transactions” to the consolidated financial statements.

For the three and nine months ended September 30, 2025, the Company incurred a Performance Allocation Fee of $3.6 million and $3.6 million, respectively.

Servicing Fees

EQT Partners BD, LLC will be paid servicing fees as described under “Note 5. Related Party Transactions” to the consolidated financial statements.

For the three and nine months ended September 30, 2025, the Company incurred Servicing Fees of $234,718 and $234,718, respectively. Shareholder servicing fees apply only to Class D Shares, Class S Shares, Class J1 Shares, Class J2 Shares, Class A-D Shares, Class A-S Shares, Class A-J1 Shares and Class A-J2 Shares. For purposes of Transactional Net Asset Value, the Company recognizes shareholder servicing fees as a reduction to Transactional Net Asset Value on a monthly basis as such fees are accrued. For purposes of GAAP Net Asset Value, the Company accrues the cost of the shareholder servicing fees for the estimated life of the shares as an offering cost at the time the Company sells shares in the applicable share classes.

Organizational and Offering Expenses

The Company reimburses the Manager or its affiliates for organization and offering costs incurred prior to the commencement of operations of the Company subject to reimbursement and potential recoupment pursuant to the Expense Limitation Agreement discussed herein (including legal, accounting, audit, printing, mailing, subscription processing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the Company), to the extent necessary so that, for any fiscal year, the Company’s annual “Specified Expenses” (defined herein) do not exceed 0.75% of the Company’s net assets as of the end of each calendar month.

During the three and nine months ended September 30, 2025, we incurred organization costs of $0 and $1,919,660, respectively, and incurred offering costs of $0 and $687,210, respectively. For the period from June 20, 2024 (date of formation) to June 30, 2024, the Company incurred organization costs of $1,700,558. The organization costs relate to legal, accounting, and other corporate services.

Expense Limitation and Reimbursement Agreement

Under the Expense Limitation and Reimbursement Agreement, the Manager has agreed to forgo an amount of its monthly Management Fee and/or pay, absorb or reimburse certain expenses of the Company as described under Note 5. Related Party Transactions to the consolidated financial statements.

Company Expenses

The Company bears all fees, costs, expenses and liabilities, together with any relevant taxes, if any, incurred by the Company or fairly allocable to the Company, including relating to the Company’s: (i) operation, management, maintenance and administration; (ii) acquisition-related activities (including researching, sourcing, negotiating, acquiring, holding and disposing of actual and potential portfolio companies and other assets); and (iii) to the extent applicable, termination and winding-up, including in each case its attributable share (directly or indirectly) of any such fees, costs, expenses liabilities and taxes (if any) related to the Company, any aggregator and any other holding vehicles or similar holding structures utilized from time to time (directly or indirectly) by the Company in connection with one or more acquisitions or assets.

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

Net Realized Gain (Loss) and Change in Unrealized Appreciation (Depreciation) on Investments, Foreign Currency Translation and Foreign Currency Forward Contracts

Net realized gain and loss and net unrealized appreciation and depreciation from our investments and foreign currency translation of assets and liabilities denominated in foreign currencies are reported separately on the Consolidated Statements of Operations. We measure realized gain and loss as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation will reflect the change in investments values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when appreciation or depreciation is realized.

For the three and nine months ended September 30, 2025, the Company did not dispose of any interests in portfolio companies and did not recognize any realized gain or loss.

For the three and nine months ended September 30, 2025, total net change in unrealized appreciation on investments increased by $29.0 million and $29.0 million, respectively.

Provision for Income Taxes

The Company intends to operate so that it will qualify to be treated as a partnership for U.S. federal income tax purposes under the Internal Revenue Code and not a publicly traded partnership taxable as a corporation. The Company operates, in part, through subsidiaries that may be treated as corporations for U.S. and non-U.S. tax purposes and therefore may be subject to current and deferred U.S. federal, state and/or local income taxes at the subsidiary level, resulting in a provision for income taxes. For the nine months ended September 30, 2025, provision for income taxes was $0.

Changes in Net Assets from Operations

For the three and nine months ended September 30, 2025, net increase in net assets resulting from operations was $27,814,738 and $27,814,738, respectively.

Investment Company Accounting Considerations

Since the Company’s consolidated financial statements are prepared using the specialized accounting principles of ASC 946, our Manager produces an estimate of the fair market value of each of our portfolio companies monthly. When valuing our portfolio companies, net operating earnings generated at the portfolio company level are included in our valuation models. While the valuation models take into account all revenue, distributions from each of our portfolio companies may be more or less than that included in our valuation models each period due to various cash flow considerations. As an example, since many of our portfolio companies are held in tax partnership structures, or in related entities with bank-financed portfolio company level debt, the Company may be contractually limited in its ability to make dividend distributions from portfolio companies to the Company. Since portfolio companies are not consolidated with the Company under ASC 946, in many cases the net income from operations earned by a portfolio company may not be distributed to the Company in its entirety, and thus may not be reflected in the net increase in net assets resulting from operations. While this non-distributed income is included in the calculation of fair market value and net change in unrealized appreciation or depreciation on investments, it is not included in net investment income or loss on the Consolidated Statements of Operations.

Transactional Net Asset Value

The Company calculates net asset value per share in accordance with valuation policies and procedures that have been approved by the Company’s board of directors. The Company’s transactional net asset value (“Transactional Net Asset Value”) is used to determine the price at which the Company sells and repurchases its shares. The Company’s GAAP net asset value (“GAAP Net Asset Value”) is the Company’s net asset value determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The following table provides a breakdown of the major components of the Company’s Transactional Net Asset Value as of September 30, 2025 ($ in thousands, except shares):

Components of Transactional Net Asset Value	September 30, 2025
Assets at fair value (cost $327,148)	$356,306
Cash and cash equivalents	15,158
Other assets	12,408
Other liabilities	(9,429)
Accrued performance allocation	(3,608)
Management fee payable	(195)
Accrued shareholder servicing fees(1)	(235)
Transactional Net Asset Value	$370,405
Number of outstanding shares	13,385,622

(1)
Shareholder servicing fees apply only to Class D Shares, Class S Shares, Class J1 Shares, Class J2 Shares, Class A-D Shares, Class A-S Shares, Class A-J1 Shares and Class A-J2 Shares. For purposes of Transactional Net Asset Value, the Company recognizes shareholder servicing fees as a reduction to Transactional Net Asset Value on a monthly basis as such fees are accrued. For purposes of GAAP Net Asset Value, the Company accrues the cost of the shareholder servicing fees for the estimated life of the shares as an offering cost at the time the Company sells shares in the applicable share classes.

The following table provides a breakdown of the Company’s total Transactional Net Asset Value and the Company’s Transactional Net Asset Value per share by class as of September 30, 2025 ($ in thousands, except shares and per share data):

Transactional Net Asset Value Per Share	Class I Shares	Class A-I Shares	Class A-D Shares	Class A-J1 Shares	Class A-J2 Shares	Class A-S Shares	Class E Shares	Class Q Shares	Class H Shares	Class T Shares	Total
Transactional Net Asset Value	$70	$53,209	$11,141	$107,603	$15,504	$94,887	$87,889	$1	$1	$100	$370,405
Number of outstanding Shares	2,519	1,909,200	400,000	3,865,819	557,003	3,542,756	3,104,740	40	40	3,505	13,385,623

Transactional Net Asset Value Per Share as of September 30, 2025	$27.79	$27.87	$27.85	$27.83	$27.83	$26.78	$28.31	$28.40	$28.40	$28.40

Reconciliation of Transactional Net Asset Value to GAAP Net Asset Value

The following table reconciles the Company’s GAAP Net Asset Value to Transactional Net Asset Value ($ in thousands):

September 30, 2025
GAAP Net Asset Value	$363,813
Adjustments:
Accrued shareholder servicing fees	$6,593
Transactional Net Asset Value	$370,405

Valuation Methodologies and Significant Inputs

The following table presents additional information about valuation methodologies and significant inputs used for portfolio company holdings that are valued at fair value as of September 30, 2025.

Valuation Methodology	Unobservable Input(s)(1)	Weighted Average(2)	Range
Inputs to market comparables and transaction price/other	Weight Ascribed to Market Comparables	67%	0% - 100%
	Weight Ascribed to Transaction Price/Other	33%	0% - 100%
Market Comparables	Enterprise Value / EBITDA Multiple	17.4x	13.6x - 18.6x
	Enterprise Value / Revenue	7.5x	7.5x - 7.5x
	Enterprise Value / EBITDAC Multiple	28.9x	27.8x - 30.5x

(1) In determining the inputs, management evaluates a variety of factors including economic conditions, industry and market developments, market valuations of comparable companies, and company-specific developments including exit strategies and realization opportunities. EQT Partners Inc., the Company’s manager, has determined that market participants would take these inputs into account when valuing the investments.

(2) Inputs are weighted based on fair value of the investments included in the range.

Liquidity and Capital Resources

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

As of September 30, 2025, the Company had $15 million in cash and cash equivalents, which primarily includes $15 million of investment in money market funds.

As of September 30, 2025 and December 31, 2024, we had not declared or paid any distributions.

Cash Flows

Cash used in operating activities

Net cash flow used in operating activities was $241,796,873 for the nine months ended September 30, 2025 and is primarily the result of funding the acquisitions of portfolio companies.

Cash provided by financing activities

Net cash flow provided by financing activities was $256,953,965 for the nine months ended September 30, 2025, which primarily reflects the proceeds from the sale of Investor Shares pursuant to our Private Offering.

Since inception on July 1, 2025, through September 30, 2025, the Company has sold approximately $262,192,872 of Investor Shares to third-party investors for cash as part of the Private Offering.

As of July 1, 2025, we commenced commercial activities. On August 28, 2024, the Company received an initial capital contribution of $1,000 in cash as consideration for the issuance of 40 Class Q Shares to EQT AB Group. Additionally, on June 30, 2025, the Company issued 40 Class H Shares to the EQT Partners Inc. for aggregate consideration of $1,000. The Company may issue Class E Shares to EQT in connection with the Company’s acquisition of assets in the future. See Note 3. Investments above for details around Class E issuances.

Contractual Obligations

See Note 8. Commitments and Contingencies above for our contractual obligations and commitments with payments due subsequent to September 30, 2025.

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

Valuation of Portfolio Companies

The Company’s portfolio companies are valued at fair value in accordance with GAAP, including ASC 820, Fair Value Measurement. ASC 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Given the nature of the Company’s portfolio companies, valuations may be difficult to carry out. The Company is expected to hold securities and financial instruments that do not have readily available market quotes and there may be a relative scarcity of market comparables on which to base the value of the Company’s assets. With regards to assets for which a market value is not readily available, the Manager has engaged a qualified valuation firm to provide positive assurance regarding the reasonableness of such valuations as of the relevant measurement date. The Manager has substantial discretion in determining the value of the Company’s assets.

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

For purposes of calculating the Company’s transactional NAV, which is used to determine the price at which the Company sells and repurchases its shares, (i) contingent tax liabilities of certain special purpose vehicles that are not expected to be recognized due to the expected structure of the divestment of the associated underlying portfolio company may not be recognized as a reduction to transactional NAV as of the relevant valuation date (although actual tax liabilities of those same special purpose vehicles may be taken into account in determining the fair value of the associated underlying portfolio company) and (ii) the Company recognizes shareholder servicing fees and distribution fees as a reduction to transactional NAV on a monthly basis as such fee is accrued. Under GAAP, the Company accrues the cost of the shareholder servicing fees and distribution fees for the estimated life of the relevant Company shares as an offering cost at the time the Company sells such shares.

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

As at September 30, 2025, the Company has not entered into any hedging activities.

Recent Accounting Pronouncements

See Note 10. Recent Accounting Pronouncements for pronouncements that may have an impact on our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related Party Transactions

See Note 5. Related Party Transactions for a description of certain transactions and relationships with related parties.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There was no material change to our market risks during the three months ended September 30, 2025. We expect that our primary market risk exposure will be interest rate risk with respect to our indebtedness and credit risk with respect to use of derivative financial instruments. As of September 30, 2025, we had no indebtedness and did not use any derivative financial instruments. The Manager will be responsible for the oversight of risks to our business.

Fair Value Risk

All of our portfolio companies as of September 30, 2025 are reported at fair value. Net changes in the fair value of portfolio companies impact the net increase or decrease in net assets resulting from operations in our statements of operations. Based on portfolio companies held as of September 30, 2025, we estimate that an immediate 10% decrease in the fair value of portfolio companies generally would result in a commensurate change in the amount of net increase or decrease in net assets resulting from operations, regardless of whether the portfolio company was valued using observable market prices or management estimates with significant unobservable pricing inputs.

Based on the fair value of the portfolio companies as of September 30, 2025, we estimate that an immediate, hypothetical 10% decline in the fair value of Level III portfolio companies would result in a decline in net increase in net assets resulting from operations of $35,630,592, if not offset by other factors.

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

We estimate that an immediate, hypothetical 10% decline in the exchange rates between the U.S. dollar and all of the major foreign currencies in which our portfolio companies were denominated as of September 30, 2025 (i.e., an increase in the value of the U.S. dollar against these foreign currencies) would result in a decline in net increase in net assets resulting from operations of $7,589,126, net of the impact of foreign exchange hedging strategies, if not offset by other factors.

Interest Rate Risk

Changes in credit markets and in particular, interest rates, can impact investment valuations and may have offsetting results depending on the valuation methodology used. Additionally, low interest rates related to monetary stimulus and economic stagnation may also negatively impact expected returns on all portfolio companies, as the demand for relatively higher return assets increases and supply decreases.

With respect to our business operations, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase and the value of our fixed income positions to decline. Conversely, general decreases in interest rates over time may cause the interest expense associated with our borrowings to decrease, and the value of our debt acquisitions to increase. As of September 30, 2025, we had no indebtedness.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives.

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended September 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Certificate of Formation, dated June 20, 2024 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed with the SEC on August 30, 2024).

3.2

Amended and Restated Limited Liability Company Agreement, dated as of June 30, 2025, by and among EQT Holdings AB, EQT Partners Inc. and the Members (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 30, 2025).

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

Date: November 14, 2025	EQT PRIVATE EQUITY COMPANY LLC

	By:	/s/ Brian Channon
Name: Brian Channon
Title: Chief Financial Officer
(Authorized Signatory, Principal Financial Officer and Principal Accounting Officer)