Form 10-K
period 2025-12-31
EQT Private Equity Co LLC
filed 2026-03-31
CIK 2032020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to
Commission file number: 000-56683

EQT Private Equity Company LLC
(Exact name of registrant as specified in its charter)

Delaware	99-3903361
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

245 Park Avenue, 34th Floor New York, NY	10167
(Address of principal executive offices)	(Zip Code)

(917) 281-0850

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None.	None.	None.

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

As of March 31, 2026, the registrant had the following shares outstanding: 400,000 Class A-D Shares, 6,106,613 Class A-I Shares, 5,913,980 Class A-J1 Shares, 990,731 Class A-J2 Shares, 10,923,536 A-S Shares, 400 Class I Shares, 3,800,872 Class E Shares, 40 Class Q Shares, 5,637 Class T Shares and 40 Class H Shares. As of March 31, 2026, no Class D Shares, Class S Shares, Class J1 Shares and Class J2 Shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Certain Terms Used in this Annual Report on Form 10-K

In this Annual Report on Form 10-K:

•
“EQPE,” “we,” “us,” “our” or the “Company” refers to EQT Private Equity Company LLC, a Delaware limited liability company, and its subsidiaries unless the context specifically requires otherwise;
•
“Board” refers to the Company’s Board of Directors;
•
“Dealer-Manager” refers to EQT Partners BD, LLC, an affiliate of the Company, and “Dealer-Manager Agreement” refers to the Company’s Dealer-Manager Agreement with the Dealer-Manager, dated as of March 22, 2025, as it may be further amended and restated from time to time;
•
“EQT” refers collectively to one or more of EQT AB Group and/or the EQT Vehicles;
•
“EQT AB Group” refers to EQT AB and/or any one or more of its direct or indirect subsidiaries;
•
“EQT AB Group Shares” refer to the Company’s Class E Shares (“Class E Shares”), Class Q Shares (“Class Q Shares”), Class T Shares (“Class T Shares”) and Class H Shares (“Class H Shares”);
•
“EQT Executives” refer to a current or former director, officer, partner, member, manager or employee of any member of EQT AB Group;
•
“EQT Partners” refer to EQT Partners AB and/or certain of its affiliates, subsidiaries, parent or branches appointed as advisors and/or sub-advisors to the general partners, managers and/or operators of certain EQT Vehicles, as the context requires, and references to “Advisory Professionals” are to advisory professionals of EQT Partners;
•
“EQT Vehicles” refer to investment vehicles or other arrangements and any of their respective successors, in each case, managed and/or operated and/or advised by the EQT AB Group;
•
“Founder Shares” refer to the Company’s Class A-I Shares (“Class A-I Shares”), Class A-D Shares (“Class A-D Shares”), Class A-S Shares (“Class A-S Shares”), Class A-J1 Shares (“Class A-J1 Shares”) and Class A-J2 Shares (“Class A-J2 Shares”); “Non-Founder Shares” refer to the Company’s Class I Shares (“Class I Shares”), Class D Shares (“Class D Shares”), Class S Shares (“Class S Shares”), Class J1 Shares (“Class J1 Shares”) and Class J2 Shares (“Class J2 Shares”);
•
“Initial Offering” refers to the initial subscription for Shares of the Company by persons that are not affiliates of the Manager, which occurred on July 1, 2025;
•
“Investor Shares” refer to the Founder Shares and the Non-Founder Shares;
•
“Joint Ventures” refer to joint ventures formed between us and other sources of capital that we intend to use to acquire, own and control portfolio companies with the objective of generating attractive risk-adjusted returns and achieving medium-to-long-term capital appreciation;
•
“LLC Agreement” refers to the Company’s Amended and Restated Limited Liability Company Agreement, dated as of June 30, 2025, as it may be further amended and restated from time to time;
•
“Manager” refers to EQT Partners Inc., our manager and a wholly-owned subsidiary of EQT AB Group;
•
“Management Agreement” refers to our management agreement with the Manager and EQPE Holdings L.P., a subsidiary of the Company, dated June 30, 2025, pursuant to which the Manager assists the Company with certain management, administrative and advisory services related to identifying, acquiring, owning and managing portfolio companies through Joint Ventures that the Company controls, in accordance with the Company’s acquisition objectives, guidelines, policies and limitations, subject to oversight by the Board;
•
“portfolio company” (and similar terms) shall include development projects and any entity owned, directly or indirectly through subsidiaries, including as the context requires, holding companies, special purpose vehicles and other entities through which assets or businesses are held;

i

•
“Private Offering” refers to the continuous private offering of our Shares (i) to accredited investors (as defined in Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)) and (ii) in the case of Shares sold outside of the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act, including under Regulation D and Regulation S;
•
“Shares” refer to our Investor Shares and EQT AB Group Shares; and
•
“shareholder” and “shareholders” refer to a holder or holders of our Shares.

Cautionary Note Regarding Forward-Looking Statements

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
•
We may acquire interests in portfolio companies through arrangements with third parties, including a minority interest, to the extent that we are not an “investment company” under the Investment Company Act.
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

Risks Related to Our Structure

•
We depend on the Manager and EQT to achieve our business objectives and rely on portfolio companies’ management teams to implement any agreed-upon business plans.
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
•
Our LLC Agreement eliminates certain fiduciary duties of our Board and include a jury trial waiver and exclusive forum provision, all of which could limit available shareholder remedies.
•
EQT, the Manager, their respective affiliates, our directors, officers and certain service providers are entitled to exculpation and indemnification resulting in limited right of action for shareholders.
•
We have certain reporting obligations not applicable to private companies, which require significant expenditures.
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

Risks Related to an Investment in Our Shares

•
There is no market for the Shares and shareholders bear the risks of owning Shares for an extended period of time due to limited repurchases.
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
We have a limited operating history.
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

v

Part I.

Item 1. Business.

General Development of Business

EQT Private Equity Company LLC was formed as a Delaware limited liability company on June 20, 2024, and we operate our business in a manner so that we are not an “investment company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”). We are a holding company that seeks to acquire, own and control portfolio companies with the objective of generating attractive risk-adjusted returns and achieving medium-to-long-term capital appreciation through Joint Ventures.

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

We expect that we will continue to own nearly all of our portfolio companies through Joint Ventures alongside one or more EQT Vehicles whose interests are generally aligned with ours, such that a joint acquisition strategy arising from our combined resources provides the Company with opportunities to accumulate a larger share of, and more control over, any potential acquisition. We plan to own all or substantially all of our Joint Venture interests and other interests in portfolio companies directly or indirectly through one or more wholly-owned operating subsidiaries (each an “Operating Subsidiary”). In turn, we expect our Operating Subsidiaries to hold our interests in portfolio companies and Joint Ventures through one or more corporations, limited liability companies or limited partnerships. For a detailed description of the types of portfolio companies we initially intend to acquire, see “—Acquisition Strategies” below. We expect that most of our Joint Ventures will own a majority of, and/or have primary control over, the underlying portfolio company. Our relative economic interests in such Joint Ventures will vary from acquisition to acquisition.

The Company is governed by the Board, which consists of six directors, half of whom are independent under the rules of the New York Stock Exchange. The Board oversees the management of the Company and the performance of the Manager. See “Item 10. Directors, Executive Officers and Corporate Governance.” Actual or potential conflicts of interest will arise from time to time between the Company, EQT and the EQT Vehicles. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.” Our audit committee (the “Audit Committee”), comprised of independent directors, has approved policies for handling actual and potential conflicts of interest and may be called upon from time to time to approve specific conflicts of interest.

Our executive committee (the “Executive Committee”) is ultimately responsible for making significant capital allocation decisions recommended by the Manager and the appointment of one or more Company officers to the governing bodies of Joint Ventures. See “Item 10. Directors, Executive Officers and Corporate Governance.” Our Executive Committee and Company management team is composed of Company officers and/or employees of EQT who are assigned or seconded to the Company pursuant to the Management Agreement. We pay for all expenses related to the services performed for the Company by such persons, including the compensation of our seconded officers, employees and other personnel.

We conduct a continuous Private Offering on a monthly basis (i) to accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of Shares sold outside of the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act, including under Regulation D and Regulation S. We offer ten classes of Investor Shares to investors: Class I Shares, Class D Shares, Class S Shares, Class J1 Shares, Class J2 Shares, Class A-I Shares, Class A-D Shares, Class A-S Shares, Class A-J1 Shares and Class A-J2 Shares.

EQT AB Group Shares are held only by EQT AB Group, certain of its affiliates, employees, officers and directors and our employees, officers and directors and are not being offered to other shareholders.

For the 2026 fiscal year, we plan to acquire interests in Joint Ventures using proceeds of the Private Offering and/or contributions of such interests by affiliates of EQT AB Group in exchange for cash and/or Class E Shares. See “Item 1A. Risk Factors—Risks Related to Our Structure—Conflicts between EQT or its affiliates and the Company regarding syndication of portfolio companies and warehousing may not be resolved in favor of the Company.” In identifying potential acquisition targets, the Company relies, pursuant to the Management Agreement, on the Manager’s sourcing capabilities, which in turn leverages EQT’s private equity platform to target opportunities. In making acquisition recommendations to the Company, the Manager also considers resources made available across EQT’s private equity platform that supports the daily activities of EQT’s private equity business. This platform has a broad spectrum of capabilities spanning operational, financial-, macro- and stakeholder-related areas. The Manager also seeks insights for potential acquisition opportunities from EQT’s network of Advisory Professionals. Subject to the oversight of the Company’s Board and the Executive Committee, the Manager assists with the Company’s ownership and control of portfolio companies consistent with the Company’s objective of generating attractive risk-adjusted returns for shareholders and achieving medium-to-long-term capital appreciation.

We intend to continue to operate our business so that we are not an “investment company” under the Investment Company Act. In particular, we intend to continue to operate our business so that less than 40% of the value of our total assets (exclusive of cash items and U.S. government securities) consists of “investment securities” within the meaning of the Investment Company Act. Our assets will consist almost entirely of general partner interests in our Joint Ventures, which are not investment securities within the meaning of the Investment Company Act. Although certain investments in our Liquidity Portfolio may be considered investment securities, we intend to continue to operate our business so that these investment securities (and other investment securities held by the Company) do not exceed 40% of the value of our total assets (exclusive of cash items and U.S. government securities). In addition, we intend to continue to operate our business so that we are not and do not hold ourselves out as proposing to be, engaged primarily in the business of investing, reinvesting or trading in securities. The Company is a business conglomerate, and through its wholly-owned subsidiaries, the Company is engaged primarily in the business of owning and controlling its Joint Ventures, which in turn are engaged primarily in the business of owning and controlling portfolio companies. See “Item 1A. Risk Factors—Risks Related to Our Structure—We would not be able to operate our business according to our business plan if we are required to register as an investment company under the Investment Company Act.”

The Manager

We have hired EQT Partners Inc., a wholly-owned subsidiary of EQT AB Group and an investment adviser registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), to provide management services to the Company pursuant to the terms of the Management Agreement. The Manager supports the Company in working towards our objective of generating attractive risk-adjusted returns by helping the Company in identifying, acquiring, owning and controlling portfolio companies through Joint Ventures organized in the geographies and sectors where EQT is active, currently including North America, Europe and Asia Pacific, and in sectors such as healthcare, technology and business services.

EQT is a purpose-driven global investment organization focused on active ownership strategies. With a Nordic heritage from its roots in Sweden and a global mindset, EQT has a track record of more than three decades of delivering attractive returns, and has made investments across multiple geographies, sectors and strategies. EQT has investment strategies covering all phases of a business’ development, from start-up to maturity.

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

EQT is guided by a set of core values, a strong corporate culture rooted in its founders’ entrepreneurial mindset, and a philosophy of long-term ownership that is “more than capital.” EQT’s vision, to be the most reputable investor and owner, is reflected in its core values of being respectful, entrepreneurial, high-performing, transparent and informal.

EQT aims to be a thought leader in the private markets industry and has evolved from one of the first private equity firms in Northern Europe to expand its geographical presence, build a global, diversified fund investor base, and scale and establish new strategies that leverage the strength and scalability of its operating platform.

The Manager, EQT Partners Inc., is a Delaware corporation formed in 2007. It is a wholly-owned subsidiary of EQT Partners AB, which in turn is wholly owned by EQT AB. The Manager generally acts as an adviser to the general partners and managers of privately offered investment funds that are advised by affiliates of EQT AB across EQT’s private equity, infrastructure, venture and life sciences strategies. As of December 31, 2025, the Manager provided investment advisory services with respect to approximately $39 billion of assets on a nondiscretionary basis. Additionally, as of December 31, 2025, the Manager had approximately 192 full and part-time employees (excluding clerical workers) and had offices in the United States in New York, NY, Chicago, IL and San Francisco, CA. The board of directors of the Manager consists of Erik Gunnarsson, Josefin Nowén Wirkkala, Alex Darden and Sofia Ahuja, and Alex Darden serves as its President.

Pursuant to the Management Agreement, the Manager is entitled to receive a management fee (the “Management Fee”) and expense reimbursements. So long as the Management Agreement has not been terminated, EQT AB Group also receives a performance allocation (the “Performance Allocation”). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Expenses—Management Fee” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Expenses—Performance Allocation” for additional information.

We have entered into a Second Amended and Restated Expense Limitation and Reimbursement Agreement with the Manager (the “Expense Limitation Agreement”), pursuant to which the Manager has agreed to forgo an amount of its monthly Management Fee and/or pay, absorb or reimburse certain expenses of the Company, to the extent necessary through and including March 31, 2027, so that, for any fiscal year, the Company’s annual Specified Expenses (defined herein) do not exceed 0.75% of the Company’s net assets as of the end of each calendar month. The Company has agreed to carry forward the amount of any foregone Management Fee and expenses paid, absorbed or reimbursed by the Manager, when and if requested by the Manager, within five years from the end of the month in which the Manager waived or reimbursed such fees or expenses (“Excess Expenses”) and to reimburse the Manager in the amount of such Excess Expenses as promptly as possible, on a monthly basis, but only if and to the extent that Specified Expenses plus any recoupment do not exceed 0.75% of the Company’s net assets at the end of each calendar month. “Specified Expenses” is defined to include all expenses incurred in the business of the Company, including organizational and offering costs, with the exception of (i) the Management Fee, (ii) the Performance Allocation, (iii) the Servicing Fee (defined herein), (iv) the distribution fee, (v) portfolio company level expenses, (vi) brokerage costs or other investment-related out-of-pocket expenses, including with respect to unconsummated transactions, in each case, accrued on or after the Initial Offering, (vii) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (viii) taxes, (ix) ordinary corporate operating expenses (including costs and expenses related to hiring, retaining, and compensating employees, officers and directors of the Company) accrued on or after the Initial Offering, (x) certain insurance costs and (xi) extraordinary expenses (as determined in the sole discretion of the Manager). Pursuant to the terms of the Expense Limitation Agreement, the Manager may, in its sole discretion, designate an expense to be a Specified Expense, which expense will be subject to the provisions of the Expense Limitation Agreement. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Expenses—Expense Limitation and Reimbursement Agreement” for additional information.

Acquisition Strategies

Overview

We seek to generate attractive risk-adjusted returns through acquiring, owning and controlling portfolio companies, primarily through Joint Ventures, in the geographies and sectors where EQT is active. The Company may also selectively explore opportunities outside of these geographies and sectors for acquisitions, where EQT can leverage its previous transaction experience and sector knowledge across countries as well as the network of experienced, knowledgeable group of individuals who are not directors or officers of any member of EQT AB Group and who provide a pool of knowledge and experience to EQT on a consultancy basis (“EQT Industrial Advisors”), which supports the general partners and/or managers of EQT Vehicles (the “EQT Network”).

The Company primarily seeks to acquire primary or majority control stakes in portfolio companies through its Joint Ventures formed alongside EQT Vehicles among EQT’s business lines. See “—EQT Business Lines.” The Company may also seek to pursue, on an opportunistic basis, acquisitions of companies in circumstances where it is able to exercise significant influence with respect to such companies, even where it does not have primary or majority control.

EQT Business Lines

We rely on the Manager to identify and facilitate opportunities for the Company to acquire, own and control portfolio companies. EQT currently has two business segments: Private Capital and Real Assets. Within these business segments, EQT currently has eleven private market investment business lines that, between them, cover the full spectrum of a business’ development, from start-up to maturity. The Private Capital business segment currently consists of the following private market business lines: EQT Private Equity, EQT Private Capital Asia, EQT Ventures, EQT Healthcare Growth, EQT Growth, EQT Future and EQT Life Sciences. EQT is continuously developing its global ecosystem of investment strategies and business lines. We expect to own portfolio companies through Joint Ventures primarily alongside EQT Vehicles in the following business lines: EQT Private Equity, EQT Private Capital Asia, EQT Healthcare Growth, EQT Growth and EQT Future, however, we may form Joint Ventures with EQT Vehicles in any of EQT’s current and future investment strategies and business lines.

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
•
EQT Network: EQT has built a global network of industrial advisors with a variety of backgrounds, including entrepreneurs and current or former executives of major international corporations. The advisors in the EQT Network add operational and strategic expertise as well as experience to the EQT Vehicles’ portfolio companies and assets. During an acquisition process, advisors give recommendations to investment committees independently of the Advisory Professionals, resulting in more impartial advice.

•
Value Creation Support: EQT applies an integrated framework of tools to support value creation1 and performance in the EQT Vehicles’ portfolio companies and assets. The framework includes value creation levers, such as revenue enhancements, management changes, pricing, cost improvements and more transformational levers such as strategic realignment and add-on acquisitions. Shortly after acquisition, EQT supports portfolio companies and assets with the development of full potential plans to help them execute set targets. The portfolio companies and assets are then continuously evaluated against their set plans and EQT carries out established periodic performance reviews, which provide an owner’s forum for high-level and forward-looking discussions on value creation.
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

The Company believes that it benefits from access to EQT’s platform, including opportunities arising from the EQT business lines and the relationships, expertise and experience of EQT AB Group and EQT Vehicles as discussed herein, and from the ability to form Joint Ventures with EQT Vehicles for the purpose of owning and controlling portfolio companies that the Company would not be able to acquire on its own. The Company expects that it will be presented with the opportunity to acquire portfolio companies through Joint Ventures with EQT Vehicles in accordance with EQT’s allocation policies and procedures described herein, including under “Item 13. Certain Relationships and Related Transactions, and Director Independence—Potential Conflicts of Interest.” Past performance does not guarantee future results, and none of EQT’s past successes can be attributed to the Company.

1 “value creation” or “value creation levers” (or derivatives thereof) refer to the processes driven by the operative management of the portfolio companies owned by EQT Vehicles, and supported by the general partner and/or manager of the relevant EQT Vehicles through the provision of sufficient capital from the EQT Vehicles that such entities manage and by implementing a professional ownership structure that allows the management teams of portfolio companies to operate with entrepreneurial freedom and with the support of EQT Industrial Advisors.

The Company expects that acquisition opportunities will continue to arise that are suitable for the Company and one or more other EQT Vehicles, managed account and/or other types of investment vehicle or arrangement (including special purpose acquisition vehicles) managed, operated or advised by any member of EQT AB Group (the “Other Vehicles”). Prospective investors should note that certain EQT Vehicles, managed accounts and/or other investment vehicles or arrangements have objectives, mandates and/or policies that overlap with those of the Company and that relevant members of EQT AB Group may in the future establish Other Vehicles with objectives, mandates and policies that overlap with those of the Company. For this and other reasons, the Company believes that acquisition opportunities will continue to arise, potentially on a frequent basis, that are either suitable for pursuit by both the Company and any such Other Vehicle or that meet only certain, but not all, relevant criteria for allocation to the Company and as such are offered solely or in part to such Other Vehicle. Prospective investors should also note that one or more Other Vehicles which commenced activity prior to the Company’s establishment have objectives, mandates and policies that overlap with those of the Company, and that in such circumstances the Company may only receive allocations of such portions of relevant acquisition opportunities which remain available once such Other Vehicle’s appetite for participating in such acquisition opportunities has been satisfied in full. As of the date of this Annual Report on Form 10-K, there is no formal allocation policy between the Company and the Other Vehicles and as such, each of the Other Vehicles which commenced activity prior to the Company’s establishment is expected to have priority over the Company with respect to acquisition opportunities. With respect to the Other Vehicles that have priority over the Company for acquisition opportunities, the Company may, subject to the consideration of the factors set forth herein, be offered the opportunity to form Joint Ventures with such Other Vehicles even if such Other Vehicles have excess capital available for deployment in respect of an acquisition opportunity. Each Other Vehicle will generally have its own mandate and its own guidelines with respect to its desired concentration in a given business sector, industry and geographical region. EQT AB Group may in the future adopt a formal allocation policy. As of December 31, 2025, EQT AB Group and its affiliates were the operator, manager or general partner of Other Vehicles across fifteen strategies.

Accordingly, to the extent that a potential acquisition opportunity is suitable for an Other Vehicle as well as the Company, shareholders should be aware that, having regard to factors such as those outlined below, it may be determined that the Company should not be allocated all or any part of such opportunity and that such opportunity should instead be allocated, in whole or in part, to one or more Other Vehicles. While the potential for conflicts relating to the allocation of acquisition opportunities cannot be wholly eliminated, to the extent that any potential acquisition opportunities have been identified by EQT Partners which fall within the acquisition strategy of the Company and those of any Other Vehicle, then, subject to any existing contractual arrangements (including contractual arrangements which may limit the allocation of an acquisition opportunity (or any portion thereof) to certain EQT Vehicles (including the Company) compared to other EQT Vehicles) (in addition to the arrangements set out herein) or legal, tax or regulatory requirements or restrictions to the contrary or circumstances where it is not practicable to do so and/or any circumstances where the relevant opportunity is otherwise deemed by the Manager to be unsuitable or imprudent for pursuit by the Company (and therefore not to be pursued by the Company), the head (or, as the case may be, a co-head) of the relevant advisory team in relation to the Company and the head (or, as the case may be, a co-head) of the team within EQT Partners that provides advice to the Other Vehicle shall seek to agree on a recommendation for the Manager to provide to the Company and for such head (or, as the case may be, a co-head) of the team within EQT Partners that provides advice to the Other Vehicle to provide to the operator, manager or general partner (as applicable) of the Other Vehicle with respect to the allocation of such acquisition opportunities between the Company and any such Other Vehicle. In the event that no agreement can be reached or such recommendation is not accepted, then the Allocations Committee (the committee of EQT Partners whose role is, in certain circumstances, to determine the allocation of investment opportunities to be recommended in respect of EQT Vehicles (the “Allocations Committee”)) (or a subset of its members or a sub-committee thereof) shall reasonably determine the recommendation for the Manager to provide to the Company and for such head (or, as the case may be, a co-head) of the team within EQT Partners that provides advice to the Other Vehicle to provide to the manager, general partner, advisor and/or operator (as applicable) of the Other Vehicle with respect to the allocation of any such acquisition opportunity. Any such recommendation determination (whether made by the aforementioned team heads (or, as applicable, co-heads) or by the Allocations Committee (or a subset of its members or a sub-committee thereof)) shall be made in good faith and on a fair and reasonable basis, taking into consideration such factors as may be deemed relevant including, but not limited to, the total amount of the proposed acquisition and the relative amounts that the Company and Other Vehicle have available for deployment, the proposed closing date of the transaction, the remaining terms of the Other Vehicle, the sourcing of the transaction and the nature and extent of involvement in the transaction of the Advisory Professionals that relate to the Company and to such Other Vehicle, the nature of the focus of the Company and such Other Vehicle and legal, tax, regulatory or similar considerations relevant to the Company and Other Vehicle.

In addition to the foregoing, subject to the terms of the LLC Agreement and the Management Agreement, circumstances may arise where the Manager determines that a suitable acquisition opportunity should not be offered to the Company in full or at all, in which case part or all of any such opportunity (as applicable) may then be offered to the operator, manager or general partner (as applicable) of an Other Vehicle or to co-investors, without allocation based on the procedures described above, on the basis that the Manager has determined not to participate in the relevant acquisition opportunity in full or at all. This includes circumstances in which the Manager determines that the Company should not pursue some or all of an acquisition opportunity including, but not limited to, situations in which such acquisition would exceed the Company’s full desired concentration in a relevant business sector or industry, and/or geographical region, because such acquisition would, for example, result in the Company exceeding relevant acquisition guidelines or in circumstances where such opportunity is otherwise deemed unsuitable or imprudent having regard to the business case for, and expected requirements of, the opportunity and the ability of the Company to meet such requirements over the duration of the expected holding period for the asset. In such circumstances, the Manager is expected to first make a determination as to whether the Company has satisfied its demand to participate in such acquisition opportunity to the full extent desired or otherwise determines such acquisition opportunity is not suitable or would be imprudent (in whole or in part) for participation by the Company (having regard to factors such as those referred to above) in which case any such acquisition opportunity may be offered for allocation to the operator, manager or general partner (as applicable) of an Other Vehicle or to co-investors.

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

Management Agreement

The Manager provides management services to us pursuant to the Management Agreement. Under the terms of the Management Agreement, the Manager is responsible for the following:

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

The Manager’s services under the Management Agreement are not exclusive, and the Manager is free to furnish similar services to other entities, and it will continue to do so, so long as its ability to provide services to us is not impaired. For the avoidance of doubt, the management, policies and operations of the Company shall be the ultimate responsibility of the Board acting pursuant to and in accordance with the LLC Agreement.

The term of the Management Agreement continues indefinitely unless terminated as described herein. The Management Agreement may be terminated upon the affirmative vote of all of our independent directors. We will need to provide the Manager 90 days’ written notice of any termination. Upon termination, the Manager will be paid a termination fee (the “Termination Fee”) equal to three times the sum of (i) the average annual Management Fee earned by the Manager and (ii) the average annual Performance Allocation received by EQT AB Group during the 24-month period immediately preceding the most recently completed calendar quarter prior to the date of termination of the Management Agreement. We may terminate the Management Agreement for cause upon 30 days’ written notice and in such case, we would not be required to pay a Termination Fee.

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

In addition, if our Management Agreement were terminated, the Management Agreement obligates us to forfeit our controlling interest in any Joint Venture formed in conjunction with EQT Vehicles, which would likely require us to register as an investment company under the Investment Company Act and adversely affect an investment in our Shares. The Management Agreement requires us to repurchase any EQT AB Group Shares if the Management Agreement is terminated, which could require us to liquidate portfolio companies at unfavorable times or prices or borrow to finance such repurchase on unfavorable terms, which may adversely affect other shareholders’ investments in our Shares. See “Item 1A. Risk Factors—Risks Related to Our Structure—We depend on the Manager and EQT to achieve our business objectives.”

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

Other than borrowings incurred solely to provide interim financing prior to the receipt of capital (and not for permanent or long-term financing with respect to portfolio companies or Company Expenses), the Company does not intend to incur borrowings if such borrowings would cause the aggregate amount of recourse indebtedness for borrowed money incurred by the Company to exceed 30% of the Company’s total assets, measured at the time we make such borrowings. There is, however, no limit on the amount we may borrow with respect to portfolio companies or Joint Ventures that is not recourse to the Company. Additionally, the Company’s governing documents, including its LLC Agreement, do not limit the amount of indebtedness the Company may incur, and during the initial ramp-up period of the Company, our leverage may exceed our leverage target. We may also exceed a leverage ratio of 30% at other times, particularly during a market downturn or in connection with a large acquisition. The Company may also enter into an unsecured line of credit with EQT for such purposes. EQT may face conflicts of interest in connection with any borrowings or disputes under this unsecured line of credit. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Potential Conflicts of Interest.” In addition, we may have a variety of financial arrangements (including reverse repurchase agreements and derivative transactions) that have similar effects as leverage. See “Item 1A. Risk Factors—Risks Related to Our Business—We, or our portfolio companies, may need to incur financial leverage to be able to achieve our, or their, business objectives, resulting in additional risks.” Joint Ventures and portfolio companies in which the Company acquires interests may be subject to existing financing arrangements, including potential financing arrangements with EQT. The Company acquires interests in Joint Ventures using proceeds of the Private Offering and/or contributions of such interests by EQT or its affiliates in exchange for cash and/or Class E Shares.

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

Utilization of leverage involves certain risks to shareholders. These include the possibility of higher volatility of the NAV of the Shares. So long as our portfolio companies increase in value at a higher rate than the then-current cost of any leverage together with other related expenses, the leverage will cause holders of Shares to realize a higher rate of return than if we were not so leveraged. On the other hand, to the extent that the then-current cost of any leverage, together with other related expenses, approaches any increase in value of our portfolio companies, the benefit of leverage to holders of Shares is reduced, and if the then-current cost of any leverage together with related expenses were to exceed any increase in value of our portfolio companies, our leveraged capital structure would result in a lower rate of return to holders of Shares than if the Company were not so leveraged. See “Item 1A. Risk Factors—Risks Related to Our Business—We, or our portfolio companies, may need to incur financial leverage to be able to achieve our, or their, business objectives, resulting in additional risks.”

Competition

The private equity space in which we seek to acquire portfolio companies has become highly competitive. We compete for portfolio companies with operating companies, financial institutions and other institutional investors as well as private equity and investment funds. These investors could make competing offers for portfolio company opportunities identified by the Manager and its affiliates. As a result, such competition could mean that the prices and terms on which purchases of portfolio companies are made could be less beneficial to the Company than would otherwise have been the case. See “Item 1A. Risk Factors—Risks Related to Our Structure—Our ability to achieve our business objective depends on the ability of the Manager to identify, originate the acquisition of and support our portfolio companies.”

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

We may repurchase fewer Shares than have been requested in any particular quarter to be repurchased under our share repurchase plan, or none at all, at our discretion at any time. In addition, the aggregate NAV of total repurchases of our Investor Shares or Class T Shares under our share repurchase plan will be limited to no more than 5% of our aggregate NAV attributable to such Shares per calendar quarter (measured using the average aggregate NAV attributable to shareholders as of the end of the immediately preceding calendar quarter). Such limitation is calculated based on the Company’s transactional net asset value, which is used to determine the price at which the Company sells and repurchases its Shares.

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

If the transaction price for the applicable quarter is not made available by the tenth business day prior to the Repurchase Date (as defined below) of the applicable quarter (or is changed after such date), we may elect to extend the repurchase offer to a later date or not to accept repurchase requests for such quarter. If we extend the repurchase offer to a later date, we will extend the repurchase date so that at least 10 business days would remain from the announcement of the transaction price for the applicable quarter. Shareholders who wish to have their Shares repurchased the following quarter would then be required to resubmit their repurchase requests. The transaction price for each quarter will be available on our website at eqtgroup.com/private-wealth/private-equity/eqpe.

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

Early Repurchase Fee

Under our share repurchase plan, requests for repurchase are subject to an early repurchase fee (the “Early Repurchase Fee”) of 5% of the NAV of the Investor Shares repurchased from a shareholder if Investor Shares are repurchased within 24 months of the original issue date (the “Original Issue Date”) of such Shares.

If a shareholder has made multiple purchases of our Investor Shares, any Early Repurchase Fee will be calculated based on the Original Issue Date of the Shares accepted for repurchase by the Company.

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
•
it would be in the interest of the Company for the Company to repurchase the Shares; or
•
all or any portion of the assets of the Company may be characterized as the assets of any Plan for purposes of the U.S. Employee Retirement Income Security Act of 1974, as amended (“ERISA”), Section 4975 of the Internal Revenue Code of 1986, as amended (the “Code”) or any applicable Other Plan Laws. “Plan” is defined to include (i) an “employee benefit plan” (within the meaning of Section 3(3) of ERISA), whether or not subject to ERISA, (ii) a “plan” (within the meaning of Section 4975 of the Code), (including, without limitation, an, individual retirement account (“IRA”)), whether or not subject to Section 4975 of the Code, (iii) an insurance company general account, if such general account assets are deemed to include assets of any employee benefit plan or plan for purposes of Title I of ERISA or Section 4975 of the Code, (iv) a plan, fund or other similar program that is established or maintained outside the United States that provides for retirement income, a deferral of income in contemplation of retirement or payments to be made upon termination of employment, and (v) an entity whose underlying assets constitute the assets of any of the foregoing described in clause (i), (ii), (iii) or (iv), pursuant to ERISA or other applicable law. “Other Plan Laws” collectively refer to U.S. or non-U.S. federal, state, local or other laws or regulations that are similar to the fiduciary responsibility or prohibited transaction provisions of Title I of ERISA or Section 4975 of the Code.

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

Repurchase Arrangement for Class E Shares Held by EQT AB Group

In recognition of EQT AB Group supporting our initial and potential future acquisitions, our Board has adopted an arrangement to repurchase any Class E Shares acquired by EQT AB Group. On the last calendar day of each month, we expect to offer to repurchase Class E Shares from EQT AB Group having an aggregate NAV (the “Monthly Repurchase Amount”) equal to (i) the net proceeds from new subscriptions for Shares in the Private Offering that month (which subscriptions will be accepted as of the first calendar day of the following month) less (ii) the aggregate repurchase amount (excluding any amount of the aggregate repurchase price paid using Excess Operating Cash Flow) of Shares repurchased by us during such month pursuant to our share repurchase plan. In addition to the Monthly Repurchase Amount for the applicable month, we will offer to repurchase any Monthly Repurchase Amounts from prior months that have not yet been repurchased. The price per Class E Share for repurchases from EQT AB Group will be the transaction price in effect for the Class E Shares at the time of repurchase. This repurchase arrangement is not subject to any time limit and will continue until we have repurchased all of EQT AB Group’s Class E Shares. Other than the Monthly Repurchase Amount limitation, the share repurchase arrangement for EQT AB Group is not subject to the repurchase limitations that will apply in our share repurchase plan. “Excess Operating Cash Flow” means, for any given quarter, the Company’s net cash provided by operating activities, if any, less any amounts of such cash used, or designated for use, to pay distributions to shareholders.

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

Private Offering of Shares

We conduct a continuous Private Offering on a monthly basis (i) to accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of Shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act), in reliance on exemptions from the registration requirements of the Securities Act, including under Regulation D and Regulation S.

We offer ten classes of Investor Shares to investors: Class I Shares, Class D Shares, Class S Shares, Class J1 Shares, Class J2 Shares, Class A-I Shares, Class A-D Shares, Class A-S Shares, Class A-J1 Shares and Class A-J2 Shares. We may offer additional classes of our Shares in the future.

Shares are offered on a monthly basis at NAV per Share (measured as of the end of the immediately preceding month). Holders of Investor Shares have equal rights and privileges with each other, except that Investor Shares are subject to the Management Fees, sales loads, dealer-manager fees and Servicing Fees.

Share Class	Management Fee(1)	Performance Allocation(2)	Upfront Sales Load(3)	Potential Dealer-Manager Fee	Servicing Fee(4)
Class I			None	None	None
Class D			None	None	0.25%
Class S	1.25% on NAV per annum		Up to 3.00%	0.50%	0.85%
Class J2		15.0%, subject to a 5.0% Hurdle Amount and	Up to 2.00%	None	0.50%
Class J1		a High Water Mark,
Class A-I		with a 100% Catch-Up	None	None	None
Class A-D			None	None	0.25%
Class A-S	1.00% on NAV per annum(5)		Up to 3.00%	0.50%	0.85%
Class A-J2			Up to 2.00%	None	0.50%
Class A-J1

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
(3)
Class I Shares, Class D Shares, Class A-I Shares and Class A-D Shares are not subject to a sales load; however, shareholders could be required to pay brokerage commissions on purchases and sales of Class I Shares, Class D Shares, Class A-I Shares and Class A-D Shares to their selling agents. Class J1 Shares, Class J2 Shares, Class A-J1 Shares and Class A-J2 Shares are subject to a maximum brokerage commission or other fee imposed by a selling agent of up to 2.00%. Class S Shares and Class A-S Shares are subject to a maximum sales load, brokerage commission or other fee imposed by a selling agent of up to 3.00%. Such fees will be retained by such respective selling agents.
(4)
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Expenses—Servicing Fee” for information on the Servicing Fee.

(5)
For the 36-month period following the Initial Offering and such Founder Shares will receive a Management Fee waiver for a 12-month period following the Initial Offering; 1.25% per annum of the month-end NAV attributable to such Founder Shares thereafter.

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

Net Asset Value

Calculation of NAV

The Manager determines the NAV of our Shares monthly. The Manager prepares valuations with respect to each of our assets in accordance with its valuation policies and procedures approved by the Board. The Administrator (as defined below) uses the estimated values provided as well as inputs from other sources in its calculation of our monthly NAV per Share. The NAV per Share of each class of the Company’s Shares is determined by dividing the total assets of the Company (the value of portfolio company holdings, plus cash or other assets, including interest and distributions accrued but not yet received) attributable to such class less the value of any liabilities (including accrued expenses or distributions) of such class, by the total number of Shares outstanding of such class. Each month, any change in our NAV (whether an increase or decrease) will be allocated among each Share class based on the relative percentage of the previous aggregate NAV for each class, adjusted for issuances and repurchases of Shares that were effective on or after the first calendar day of such month and on or before the last calendar day of such month (for this purpose, the Shares repurchased pursuant to our share repurchase plan will be deemed to have been repurchased on the last calendar day of the month immediately preceding the Repurchase Date). NAV per Share for each class is calculated by dividing the NAV for that class by the total number of outstanding Shares of that class on the reporting date. We publish the NAV of our shares on our website and through current and periodic reports filed with the SEC.

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

Timing of Valuations

The value of the Company’s portfolio companies is monitored for material changes on a monthly basis for purposes of updating the Company’s monthly NAV.

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

Effect of Treatment of Servicing Fee

The Servicing Fee applies only to Class D Shares, Class S Shares, Class J1 Shares, Class J2 Shares, Class A-D Shares, Class A-S Shares, Class A-J1 Shares and Class A-J2 Shares. For purposes of transactional NAV, the Company recognizes the Servicing Fee as a reduction to transactional NAV on a monthly basis as such fee is paid. Under GAAP, the Company accrues the cost of the Servicing Fee for the estimated life of the relevant Shares as an offering cost at the time the Company sells Class D Shares, Class S Shares, Class J1 Shares, Class J2 Shares, Class A-D Shares, Class A-S Shares, Class A-J1 Shares and Class A-J2 Shares.

Conflicts of Interest

We are subject to conflicts of interest arising out of our relationship with EQT, including the Manager and its affiliates. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Potential Conflicts of Interests.”

Available Information

We will file our annual reports containing audited financial statements, quarterly reports, and such other current or periodic reports as we determine to be appropriate or as may be required by law.

We make available on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K. The SEC also maintains a website (www.sec.gov) that contains such information. Our website at eqtgroup.com/private-wealth/private-equity/eqpe will contain additional information about our business, but the contents of the website are not incorporated by reference in or otherwise a part of this Annual Report on Form 10-K. From time to time, we may use our website as a distribution channel for material company information. Financial and other important information regarding us will be routinely accessible through and posted on our website at eqtgroup.com/private-wealth/private-equity/eqpe.

Item 1A. Risk Factors.

Shareholders should specifically consider the following material risks in addition to the other information contained in this Annual Report on Form 10-K and other filings that we make from time to time with the SEC, including our consolidated financial statements and accompanying notes. The occurrence of any of the following risks might have a material adverse effect on our business and financial condition. The risks and uncertainties discussed below are not the only ones we face, but do represent those risks and uncertainties that we believe are most significant to our business, operating results, financial condition, prospects and forward-looking statements. In any such case, the NAV of our Shares could decline and shareholders may lose all or part of their investment. While we attempt to mitigate known risks to the extent we believe to be practicable and reasonable, we can provide no assurance, and we make no representation, that our mitigation efforts will be successful. Additional risks and uncertainties not currently known to the Company, or that have not been noted in this Annual Report on Form 10-K, also may have a negative or adverse effect, which could be material, on the performance of the Company and the value of the Shares. The order in which the risks are presented below is not intended to provide an indication of the likelihood of their occurrence or of their magnitude or significance. The following risk factors have been organized by category; however, many of the risks are interrelated, and as a result, should be read together to fully understand the risks involved with investing in our securities regardless of whether a cross-reference is included in any particular risk factor to another risk factor.

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

Additionally, the value of our portfolio companies can be materially impacted by tariffs, export controls, sanctions, or other governmental actions related to international trade agreements and policies that materially constrain cross-border flows of investment, goods, or data, which have the potential to increase costs, decrease margins and reduce the competitiveness of assets and adversely affect the revenues and profitability of our portfolio companies, including as a result of the imposition or potential imposition of tariffs or tariff increases or other trade restrictions between the United States and its major trading partners, including Canada, Mexico, the European Union (“EU”), and China. Similarly, escalation in tensions between the U.S. (as well as other major economies) and China, the inability of the U.S. and China to reach further trade agreements, the continued use of reciprocal sanctions by each country, or broadening implementation of investment restriction regimes in or related to China, may contribute to a slowing of global economic growth and adversely affect the revenues and profitability of our portfolio companies.

Ongoing military conflicts, including recent escalations of the conflict in the Middle East and Southwest Asia, and continued and escalating political unrest in various other countries around the globe may have a material adverse impact on us and our portfolio companies.

On February 24, 2022, Russian troops began a full-scale invasion of Ukraine and, as of the date of this Annual Report on Form 10-K, the countries remain in active armed conflict. Since this invasion, the United States, the United Kingdom, the EU, and other countries have significantly expanded or begun imposing, and have continued to impose, meaningful sanctions targeting Russia as a result of actions taken by Russia in Ukraine. Other governmental and non-governmental bodies and organizations, and various companies with interests in and/or related to Russia and/or Ukraine, have also taken measures in response to Russia’s invasion of Ukraine, including divesting assets and restricting trade and activities with Russia and its businesses. The invasion of Ukraine, and actions taken in response thereto, have had a material negative impact on the economy and business activity globally (including in the countries in which we may acquire portfolio companies), and therefore could materially and adversely affect our performance. More generally, the rapid and uncertain development of the current conflicts, and the varying involvement of the United States, the United Kingdom, the EU and other countries presents material uncertainty and risk with respect to the impact on global economic and market conditions and therefore to the Company, the performance of our investments or operations, and ability of the Company to reach its investment objectives. Additionally, to the extent that any third parties, investors, or related customer bases have material operations or assets in the affected regions, the ongoing conflict may present actual risks and result in material and adverse consequences with respect to their dealings and/or obligations with respect to the Company and/or any investments or portfolio companies. The global response and repercussions arising out of these conflicts are ever-changing and the ramifications on markets, business activity and the global economy more generally are not yet capable of being fully identified or understood.

Additionally, the conflict in the Middle East since October 2023 (when Hamas commenced an assault on Israel) has recently escalated and continues to threaten to destabilize the wider region. On February 28, 2026, the United States and Israel launched a major assault on Iran with the stated aim of toppling the regime in Tehran, triggering regional Iranian retaliation across the Persian Gulf, including attacks against targets in Qatar, the United Arab Emirates (UAE), Kuwait, Bahrain and Saudi Arabia. Certain countries, including the United States, have provided and may continue to provide military aid or other assistance to Ukraine and to Israel, or have undertaken or will undertake military strikes in Southwest Asia, increasing geopolitical tensions among a number of nations.

These conflicts, along with continued political and social unrest in various countries, such as Venezuela and Mexico, and rapidly evolving measures in response to such conflicts, could have a negative impact on the economy and business activity globally (including in countries in which we may acquire portfolio companies and/or in countries in which EQT and/or any of its service providers or their respective affiliates maintain operations). This could, in turn, materially and adversely affect our performance and our portfolio companies. Further, the severity and duration of the conflict and its future impact on global economic and market conditions (including, for example, oil prices) and the possibility of intense regional and global military, economic retaliation, and large-scale cyber warfare are impossible to predict, and, as a result, the situation presents material uncertainty and risk with respect to us and our portfolio companies.

We may acquire portfolio companies that are based outside of the countries in which EQT Vehicles have historically been active, which may expose us to additional risks not typically associated with acquiring companies that are based in such countries.

While EQT Vehicles have historically been active in acquiring portfolio companies in Northern Europe, Continental Europe, North America and/or Asia (collectively, the “Core Regions”), shareholders should note that there are no restrictions on our ability to acquire portfolio companies based outside of the Core Regions (such countries, the “Non-Core Regions”), and a significant portion of the Company’s portfolio companies may be based or located in Non-Core Regions. Shareholders should also note that, in determining whether or not a portfolio company is located in a Core Region, we generally view a portfolio company which has, or has historically had, or is expected to have, a significant business connection in one or more of the Core Regions, as having its principal business located in such countries. Any such determination will be made by the Manager and while it will take into account various considerations and factors which it considers relevant and appropriate according to the facts and circumstances at the time (which may include, for example, where a relevant business is headquartered or derives a significant amount of its overall revenue, where a significant number of employees are based, or where a business primarily operates or is expected to have significant trading operations going forward), such determination involves an element of judgment by reference to criteria which are not fixed but may differ from case to case and may therefore result in a position being taken by the Manager which is not necessarily the same as the position which may be taken by another similarly placed third party.

Acquiring portfolio companies in Non-Core Regions may involve additional risks relating to: (i) differences between markets, including potential price volatility in and relative illiquidity of some such securities markets; (ii) the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and less government supervision and regulation, which could result in lower quality information being available and less developed corporate laws regarding fiduciary duties and the protection of investors, less developed bankruptcy laws and difficulty in enforcing contractual obligations; (iii) certain economic and political risks, including potential economic, political or social instability, exchange control regulations, restrictions on foreign investment and repatriation of capital (possibly requiring government approval), expropriation or confiscatory taxation and higher rates of inflation and reliance on a more limited number of commodity inputs, service providers and/or distribution mechanisms; (iv) potentially material and unpredictable governmental influence on the national and local economies; (v) fewer or less attractive financing and structuring alternatives and exit strategies; and (vi) the possible imposition of local taxes on income and gains recognized with respect to acquisitions. While the Manager intends, where deemed appropriate, to manage the Company in a manner that will minimize exposure to the foregoing risks, there can be no assurance that adverse developments with respect to such risks will not materially and adversely affect any portfolio companies based in such countries.

The risks described above are usually greater in the case of portfolio companies in countries viewed as “emerging markets.” These markets tend to be very inefficient and illiquid, as well as subject to political and other factors to a heightened degree relative to non-emerging markets. Many emerging markets are developing both economically and politically, and in some cases have relatively unstable governments and economies based on only a few commodities or industries. Many emerging market countries do not have firmly established product markets and companies in these markets might lack depth of management and can be very vulnerable to political or economic developments such as nationalization of key industries. Additional risks associated with acquiring portfolio companies in emerging markets include: (i) greater risk of expropriation, confiscatory taxation, nationalization, social and political instability (including the risk of changes of government following elections or otherwise) and economic instability; (ii) the relatively small current size of some of the markets for holdings in emerging markets issuers and the current relatively low volume of trading, resulting in lack of liquidity and in price volatility; (iii) increased risk of national policies, which restrict our acquisition opportunities, including restrictions on acquiring companies or industries deemed sensitive to relevant national interests; (iv) the absence of developed legal structures governing private or foreign investment and private property; (v) the potential for higher rates of inflation or hyper-inflation; (vi) increased currency risk and risk of the imposition, extension or continuation of foreign exchange controls, including managed adjustments in relative currency values; (vii) increased interest rate risk and credit risk; (viii) lower levels of democratic accountability; (ix) greater differences in accounting standards and auditing practices, which result in increased risk of unreliable financial information; and (x) different corporate governance frameworks. The emerging markets risks described above also increase counterparty risks for portfolio companies in those markets. Further, due to jurisdictional limitations, matters of comity and other factors, regulatory authorities in Core Regions will be limited in their ability to pursue enforcement or other actions against companies in such emerging market jurisdictions that engage in fraud or other wrongdoings. For example, in China, there are significant legal and other obstacles to obtaining information needed for investigations or litigation. Similar limitations also apply to pursuit of actions against individuals in certain other emerging markets, including officers, directors and individual gatekeepers who could have engaged in fraud or other wrongdoing. In addition, local authorities in certain other emerging markets are often constrained in their ability to assist foreign authorities and foreign investors more generally.

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

In addition, many Middle Eastern countries have histories of dictatorships, political and military unrest and financial troubles, and their markets should be considered extremely volatile, even when compared to those of other emerging market countries. Ongoing tensions and conflict between Israel and other states in the region, as well as within Israel and the Palestinian territories, have recently escalated as the United States and Israel launched a major assault on Iran, which triggered regional Iranian retaliation across the Persian Gulf. Attacks by terrorist groups and organizations in the region, including the Islamic State of Iraq and Syria, have resulted in large-scale destruction and the movement of refugee populations within the region and into Europe. The civil war in Yemen has resulted in escalating tensions and conflict among certain states in the region. Moreover, the governments of certain countries, notably Turkey and Saudi Arabia, have taken certain actions and instituted certain reforms intended, at least in part, to consolidate domestic political power. While these actions and reforms might be effective, they could also result in political or civil backlash and further instability. All of these eventualities could have a destabilizing and potentially materially adverse effect on the acquisition activities of the Company.

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

Our portfolio companies are generally comprised of privately held companies for which there is no liquid market, and we may not be able to realize returns from our portfolio companies in a timely manner or at all.

Our portfolio companies are generally private companies rather than well-established, larger public companies. As a result, many of our portfolio company holdings will be highly illiquid, and there is no assurance that the Company will be able to realize returns from these acquisitions in a timely manner or at all. Our portfolio companies may be difficult to value and dispositions of such portfolio companies may require a lengthy time period. Consequently, the timing of any distributions we will receive from sales of portfolio companies is uncertain and unpredictable. Shareholders have no opportunity to control the day-to-day operations of the Company, including acquisition and disposition decisions.

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

We generally expect to acquire controlling or co-controlling interests in our portfolio companies, and as a result, we may be subject to additional liability as a controlling shareholder, which may have a material adverse impact on us.

We generally expect to acquire controlling or co-controlling interests in our portfolio companies, or otherwise exercise significant influence as a shareholder of our portfolio companies. The exercise of control over a portfolio company potentially imposes on us additional risks of liability for environmental damage, product defects, failure to supervise management, violation of governmental regulations and other types of liability in respect of which the limited liability characteristic of business operations may be ignored.

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

We rely on exemptions or exclusions in the United States from various requirements of the Securities Act, the Securities Exchange Act of 1934 (as amended, “Exchange Act”), the Investment Company Act and ERISA in conducting our business. These exemptions and exclusions are sometimes highly complex and may, in certain circumstances, depend on compliance by third parties whom we do not control. If for any reason these exemptions or exclusions were to become unavailable to us, we could become subject to additional restrictive and costly registration requirements, regulatory action or third-party claims and our business could be materially and adversely affected. For example, in offering and selling our Shares to investors, we intend to continue to rely on private placement exemptions from registration under the Securities Act, including Rule 506 of Regulation D. However, Rule 506 becomes unavailable to issuers (including the Company) if the issuer or any of its “covered persons” (certain officers and directors and also certain third parties including, among others, promoters, placement agents and beneficial owners of 20% of outstanding voting securities of the issuer) has been the subject of a “disqualifying event,” which includes a variety of criminal, regulatory and civil matters (so-called “bad actor” disqualification). If we or any of the covered persons associated with the Company are subject to a disqualifying event, we could lose the ability to raise capital in a Rule 506 private offering for a significant period of time, which could significantly impair our ability to raise new capital, and, therefore, could materially and adversely affect our business, results of operations and financial condition. In addition, if certain EQT employees or any potential significant shareholder has been the subject of a disqualifying event, we could be required to reassign or terminate such an employee or we could be required to refuse the investment of such a prospective investor, which could impair our relationships with investors, harm our reputation or make it more difficult to raise new funds.

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

In addition, the United States and many non-U.S. countries have laws designed to protect national security or to restrict foreign direct investment. For example, under Section 721 of the Defense Production Act of 1950, as amended, the Committee on Foreign Investment in the United States (“CFIUS”) has the authority to review, block or impose conditions on investments by non-U.S. persons in U.S. companies or real assets deemed critical or sensitive to the United States. Many non-U.S. jurisdictions have similar laws, for example: the EU has adopted an EU-wide mechanism to screen foreign investment on national security grounds and most European Union Member States (the “Member States”) now have a foreign investment screening mechanism in place or has initiated a consultative or legislative process expected to result in the adoption of a new mechanism or amendments to an existing mechanism, adopted a regulation aimed at regulation of foreign subsidies that could distort the internal EU market; certain transactions in Australia are subject to review by the Foreign Investment Review Board; transactions in the UK must comply with the National Security and Investment Act 2021; and transactions in China must comply with the Measures for the Security Review of Foreign Investment. In addition, during 2022, Japan enacted economic security legislation to protect Japanese national security from adverse economic activities, focusing in particular on protecting sensitive industry sectors, such as semiconductors, rare earths, infrastructure, as well as research and development of defense and dual-use technologies.

More recently, in January 2025, the U.S. Department of Treasury’s Outbound Investment Security Program established an outbound investment screening regime restricting certain investments by U.S. persons in advanced technology sectors in jurisdictions designated as a “country of concern” (presently China, Hong Kong, and Macau). Other countries may adopt similar outbound investment restrictions in the future. Additionally, certain U.S. states have enacted their own state-level restrictions on Chinese investments. A number of U.S. states have or may in the future implement laws prohibiting or otherwise restricting the acquisition of interests in certain real property located in the state by foreign persons. These laws may impact the ability of non-U.S. limited partners to participate in certain of our acquisition strategies.

Further, in December 2024, the DOJ finalized a rule with phased-in compliance for U.S. persons, including us, which began in April 2025 and imposes data security requirements, such as meeting certain standards for cybersecurity, adopting cybersecurity policies, conducting cybersecurity audits and performing due diligence and recordkeeping requirements, on, and prohibit the transfer of, and access to, bulk sensitive personal data to foreign persons connected with certain countries of concern which currently includes China, Hong Kong, Macau, Cuba, Iran, North Korea, Russia, and Venezuela.

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

Finally, in August 2024, the Financial Crimes Enforcement Network (“FinCEN”) issued a final rule that requires certain investment advisers, including registered investment advisers, to, among other measures, adopt an anti-money laundering and countering the financing of terrorism (“AML/CFT”) program and file certain reports, such as suspicious activity reports, with FinCEN and to maintain additional records related to such activities (the “IA AML Rule”). On July 21, 2025, FinCEN announced its intention to delay the implementation of the IA AML Rule until January 1, 2028, and to revisit the scope of both the IA AML Rule and a related proposed rule establishing customer identification program rule requirements for investment advisers. This type of AML/CFT rule, if and when it becomes effective, may impose substantial regulatory obligations related to AML/CFT on us and may require reporting the identity of, and certain other information regarding, at least certain investors and their beneficial owners and/or control persons to relevant governmental authorities. In certain circumstances such disclosure may be eligible to be provided to governmental authorities on a confidential basis; however, there can be no assurance that, even if confidential treatment can be obtained in some circumstances, the confidentiality of the reported information will be maintained in all instances, or that the we will not be subject to other regimes that require public disclosure of such information.

Financial industry regulation may be impacted by legislative developments, which could have a material adverse impact on us and our activities.

The current regulatory environment in the United States may be impacted by future legislative developments. The election of a new U.S. president for a term that commenced in 2025, coupled with a consolidation of party control of both chambers of Congress, has led to new legislative and regulatory initiatives and the roll-back of certain initiatives of the previous presidential administration, which may impact our business and our portfolio companies’ businesses in unpredictable ways. President Trump’s legislative agenda has included certain regulatory measures for the U.S. financial services industry, including changes to tax and trade policies. Any significant changes in, among other things, economic policy (including with respect to interest rates and foreign trade), the regulation of the asset management industry, tax law, immigration policy, environmental protection and/or climate change policies or regulations and/or government entitlement programs, could have a material adverse impact on our business and our portfolio companies. More generally, legislative acts, rulemaking, adjudicatory or other activities including in particular by the U.S. Congress, the SEC, the U.S. Federal Reserve Board, the Financial Industry Regulatory Authority, Inc. or other governmental, quasi-governmental or self-regulatory bodies, agencies and regulatory organizations, could make it more difficult (or less attractive) for us to achieve our business objectives or for some or all of our portfolio companies to engage in their respective businesses.

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

The SEC has also proposed and can be expected to propose other rules that may impact our operations. Any further increases in the regulations applicable to the private equity industry generally or ourselves and the Manager in particular may result in increased expenses associated with our activities and additional resources of the Manager being devoted to such regulatory reporting and compliance-related obligations, which may reduce overall returns for shareholders and have a material adverse effect on our ability to effectively achieve our objective. It is impossible to determine the extent of the impact of any new or amended (or changes in interpretation or enforcement of) laws, regulations, initiatives, or regulatory guidance on our business or the markets in which we operate. New or amended laws, regulations, initiatives or regulatory guidance, or changes in interpretation or enforcement, could make compliance more difficult or more expensive or affect the manner in which we conduct business. Additionally, any increase in regulatory investigations, examinations or other inquiries could impose additional expenses on us, require the attention of senior management, increase the complexity of managing our business, or result in fines, sanctions or reputational damage if we or any of our vehicles are deemed to have violated any law or regulations.

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

Although we view our sustainability approach as a tool for value creation and value protection, different stakeholder groups have divergent views on the merits of integrating sustainability considerations into investment decisions and portfolio company operations. Some investors, regulators and other stakeholders are increasingly focused on sustainability matters, such as climate change and environmental stewardship, workforce management, human rights, support for local communities, corporate governance and transparency, or other environmental- or social-related areas. Certain investors may consider our and our Manager’s record of, and approach to, responsible investing, in determining whether to invest in our Shares. Certain investors have also demonstrated increased activism, with respect to investing, including by urging companies to take (or refrain from taking) certain actions that could materially and adversely impact the value of our Shares and at times, have conditioned future capital commitments on such actions. Further, a growing number of U.S. states having enacted or proposed policies, legislation, issued related legal opinions and engaged in related litigation regarding sustainability matters. In some cases, these states seek to limit certain sustainability-related practices and/or penalize asset managers that are perceived as boycotting or discriminating against companies in certain industries or impermissibly taking non-pecuniary factors into consideration, including by limiting the ability of these asset managers to do business with the states or manage their pension fund assets. Conversely, some state treasurers have policies and/or initiatives that require asset managers managing pension funds of those states to take sustainability factors into account. This varied and increased focus and activism related to sustainability matters may constrain our capital deployment opportunities. Investors could view our or our Manager’s responsible investing practices as contradicting any such policies, legislation, initiatives or legal determinations. Additionally, sustainability and responsible investing practices, commitments and involvement with sustainability-focused industry working groups, initiatives, and associations, including organizations advancing action to address climate change or climate-related risk by and of some asset managers have been subject to scrutiny by courts, state attorneys general, Congressional committees and federal agencies, including on fiduciary duty and antitrust grounds.

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

Globally, a lack of harmonization in relation to sustainability legal and regulatory reform across the jurisdictions in which we operate may affect our future implementation of, and compliance with, rapidly developing sustainability standards and requirements. There has been increased regulatory focus on the sustainability-related practices of asset managers and companies, including in relation to improving transparency regarding the definition, measurement and disclosure of sustainability factors. Our business could be materially and adversely affected if we, or our portfolio companies, fail to comply with applicable sustainability laws and regulations. If regulators enact new rules, disagree with our sustainability procedures or standards, or require methodology that is different from our current practice, it may materially and adversely affect us in various ways, including the incurrence of significant compliance costs and an increase in the risk of litigation and regulatory action.

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

We may acquire interests in portfolio companies through arrangements with third parties, including a minority interest, to the extent that we are not an “investment company” under the Investment Company Act.

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

We may acquire portfolio companies through follow-on and secondary transactions with existing holders of interests in individual portfolio companies or commingled funds, which could result in different return profiles, certain conflicts of interest and increased costs.

As part of our Joint Venture strategy, we may form a Joint Venture with respect to a business that is already a portfolio company of another EQT Vehicle. These instances may include when either a follow-on opportunity to increase the size of the position in the portfolio company arises or if there is an opportunity for the Company to acquire an interest in an existing portfolio company of an EQT Vehicle through a secondary transaction. Because acquisitions of additional interests in existing portfolio companies typically occur after there has been significant capital deployed into the underlying portfolio company, these transactions are typically viewed as more mature, with shorter hold periods, as compared to primary acquisitions whereby EQT is acquiring an initial interest in a portfolio company. There can be no assurance that these acquisitions made by the Company will exhibit this pattern of returns, and the realization of gains is dependent upon the performance and disposition of each underlying portfolio company holding.

These transactions may give rise to certain conflicts of interest involving the Manager. For example, a follow-on issuance by a portfolio company already owned by an EQT Vehicle could result in the Company co-investing in an opportunity alongside EQT and/or an EQT Vehicle, in either the same or different parts of the target’s capital structure. Conversely, to the extent an EQT Vehicle participating in the original acquisition has insufficient capital or is otherwise unable to participate on a pro rata basis in any related follow-on opportunity, such excess opportunity could be allocated in whole or in part to the Company, increasing its concentration in the relevant asset, which would potentially increase the losses incurred by the Company to the extent such follow-on acquisition as a whole does not perform as anticipated.

In a secondary transaction, the Company’s acquisition of a portfolio company interest from certain EQT Vehicles and/or EQT “clients” as defined under the Advisers Act may entail a cross transaction. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Potential Conflicts of Interest—Potential Conflicts of Interest between the Company and other EQT Vehicles—Acquisition Opportunities Alongside EQT Vehicles.” Moreover, the Company’s acquisition of a portfolio company interest through a secondary transaction from an EQT Vehicle and/or advisory client of EQT could raise conflicts related to the Manager’s allocation and structuring of acquisition opportunities for the Company. The Manager’s incentive to earn fees related to the Company’s purchase of the portfolio company interest from an EQT Vehicle and/or advisory client of EQT could also raise a conflict of interest. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Potential Conflicts of Interest—Potential Conflicts of Interest between the Company and other EQT Vehicles—Acquisition Opportunities Alongside EQT Vehicles.” While we have established procedures put in place to mitigate conflicts of interest and other related concerns, which includes, among other things, approval by the independent directors of the Board, there is no guarantee that the policies and procedures adopted by us, the terms and conditions of the Management Agreement or the policies and procedures adopted by our Manager, EQT and their affiliates, will enable us to identify, adequately address or mitigate these conflicts of interest.

The Manager may also pursue acquisition opportunities in commingled funds, including through secondary transactions. In such instances, the Company will have limited or no control or say with respect to the deployment of capital into specific portfolio companies or the timing of exits with respect to the underlying portfolio companies. Moreover, the overall performance of the Company’s secondary investments will depend in large part on the acquisition price paid, which may have been negotiated based on incomplete or imperfect information. Certain secondary investments may have been purchased as a portfolio, and in such cases, the Company may not have been able to carve out from such purchases those investments that the Manager considered (for commercial, tax, legal or other reasons) less attractive. Where the Company acquired a limited partner interest in a commingled fund as a secondary investment, the Company will generally not have the ability to modify or amend such fund’s constituent documents (e.g., limited partnership agreements) or otherwise negotiate the economic terms of the interests being acquired. Moreover, such commingled fund may have acquired contingent liabilities associated with such interest. Specifically, where the seller received distributions from the relevant fund and, subsequently, that fund recalls any portion of such distributions, the Company (as the purchaser of the interest to which such distributions are attributable) may be obligated to pay an amount equivalent to such distributions to such fund. While the Company may be able, in turn, to make a claim against a third-party seller of the interest for any monies so paid to the fund, there can be no assurance that the Company would have such right or prevail in any such claim. See “Item 1. Business—Acquisition Strategies.”

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

A material number of our acquisitions and the income received by us with respect to such acquisitions might be denominated in various non-U.S. currencies. However, our financial statements are maintained in U.S. dollars, and subscriptions to, repurchases and distributions from the Company will be made, in U.S. dollars.

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

Our portfolio companies are exposed to interest rate risk, and changes in prevailing market interest rates could negatively affect their value.

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

Changes or innovations in technology could affect the profitability of a portfolio company that relies on existing technology.

The Company could be exposed to the risk that a change could occur in the way a service or product is delivered to it or a portfolio company or an asset of the Company rendering the existing technology obsolete. There is a possibility that technology change that occurs over the medium term, including the use of artificial intelligence and data science, could threaten the profitability of a portfolio company or an asset of the Company. If such a change were to occur, these assets would have very few alternative uses should they become obsolete.

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

Risks Related to Our Structure

We depend on the Manager and EQT to achieve our business objectives.

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

The success of the Company depends on the ability of the Manager and its affiliates to identify and select appropriate portfolio companies, as well as the Company’s ability to acquire these portfolio companies. The private equity sector in which the Company plans to own and control portfolio companies has become highly competitive. The Company competes for portfolio companies with other institutional investors as well as private equity, hedge and investment funds. These investors could make competing offers for portfolio company opportunities identified by the Manager and its affiliates, some of whom may have, among other things, greater resources, longer operating histories, more established relationships, greater expertise, better reputations, lower costs of capital and better access to funding, different regulatory barriers, different risk tolerances or lower return thresholds than we do. As a result, such competition could mean that the prices and terms on which purchases of portfolio companies are made could be less beneficial to the Company than would otherwise have been the case, or that we may lose acquisition opportunities. No assurance is given that the Company’s business objectives will be achieved or that it will be able to successfully implement its business strategy. Also, there can be no assurance that the Company will be able to exit from its portfolio companies at attractive valuations. The Company likely will incur significant fees and expenses identifying, investigating, and attempting to acquire potential portfolio companies that the Company ultimately does not acquire, including fees and expenses relating to due diligence, transportation and travel, including in extended competitive bidding processes.

Before making a recommendation, the Manager will typically conduct due diligence that it deems reasonable and appropriate based on the facts and circumstances applicable to each portfolio company. Due diligence might entail evaluation of important and complex business, financial, tax, accounting, sustainability and legal issues and assessment of cybersecurity and information technology systems. In particular, the nature and scope of our Manager’s sustainability diligence, if any, will vary based on the opportunity, but may include a review of, among other things, air and water pollution, land contamination, diversity, human rights, employee health and safety, accounting standards, bribery and corruption. Selecting and evaluating material sustainability factors is subjective by nature, and there is no guarantee that the criteria utilized or judgment exercised by our Manager or a third-party sustainability consultant (if any) will reflect the beliefs, values, internal policies or preferred practices of any particular investor or align with the beliefs or values or preferred practices of other managers or with market trends. The materiality of sustainability risks and impacts on an individual potential acquisition or portfolio as a whole are dependent on many factors, including the relevant industry, jurisdiction, asset class and investment style. EQT Vehicles may have made sustainability-related commitments that influence the type of portfolio companies that those EQT Vehicles are able to invest in. By seeking to make acquisitions of portfolio companies through Joint Ventures alongside one or more EQT Vehicles, the portfolio companies that the Company acquires may be subject to the sustainability-related commitments made by a relevant EQT Vehicle.

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

Except for the general business guidelines provided herein, there is no information as to the nature and terms of any portfolio companies that a prospective investor of the Company can evaluate when determining whether to purchase Shares of the Company. Shareholders will not have an opportunity to evaluate for themselves or to approve any portfolio companies. Shareholders are therefore relying on the ability of the Manager to select portfolio companies to be acquired by the Company. Because acquisition and ownership of such portfolio companies are expected to occur over a substantial period of time, the Company faces the risks of changes in interest rates and material and adverse changes in the financial markets. Even if the portfolio companies of the Company are successful, returns may not be realized by shareholders for a period of several years.

Our business and the Private Offering rely on the ability of the Dealer-Manager to build, maintain and appoint a network of broker-dealers.

EQT Partners BD, LLC, an affiliate of the Company, is the dealer-manager of our Shares and serves in that capacity on a best-efforts basis, subject to various conditions. We pay the Dealer-Manager ongoing Servicing Fees in connection with its services. Other broker-dealers and registered investment advisers may be appointed by the Dealer-Manager to assist in the sale of the Shares on a best-efforts basis, however the Dealer-Manager and any such broker-dealers or registered investment managers appointed by the Dealer-Manager are not obligated to sell any specific amount of Shares. Any material adverse change to the ability of the Dealer-Manager to build and maintain a network of licensed securities broker-dealers and registered investment advisers could have a material adverse effect on our business and the Private Offering. Proceeds from the offering will be available to fund acquisitions or for other liquidity needs. If the Dealer-Manager is unable to build and maintain a sufficient network of participating broker-dealers and registered investment advisers to distribute Shares in the offering, our ability to raise proceeds through the offering and thus implement our acquisition strategy or meet our liquidity needs may be adversely affected.

We rely on the ability of the management teams of our portfolio companies to implement any agreed-upon business plans but cannot assure they will be able to do so in accordance with the Company’s expectations.

The day-to-day operations of each portfolio company that the Company owns and operates are the responsibility of such portfolio company’s management team, which, in each case, could likely include representatives of investors with whom the Company is not affiliated and whose interests conflict with the interests of the Company. Although the Manager is responsible for monitoring the performance of each portfolio company, the Company relies significantly on the management teams of portfolio companies acquired by the Company, including to effectively implement any agreed-upon business plans. There can be no assurance that the existing management team of any portfolio company or any successor thereto will be able to operate such portfolio company in accordance with the Company’s expectations. Misconduct by management (or other employees, consultants or sub-contractors) of a portfolio company could cause significant losses in respect of the relevant holding. EQT employees, consultants or sub-contractors and those of our portfolio companies may also become subject to allegations of sexual harassment, racial and gender discrimination or other similar misconduct, which, regardless of the ultimate outcome, may result in adverse publicity that could significantly harm our and such portfolio company’s brand and reputation. Furthermore, our business often requires that we deal with confidential matters of great significance to our business partners. If EQT employees, consultants or sub-contractors were to improperly use or disclose confidential information, we could suffer serious harm to our reputation, financial position and current and future business relationships, as well as face potentially significant litigation or investigation. It is not always possible to detect or deter such misconduct, and the precautions we take may not be effective in all cases. If any EQT employees, consultants or sub-contractors or the employees of our portfolio companies were to engage in misconduct or were to be accused of such misconduct, our business and our reputation could be materially and adversely affected.

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

We pay our Manager the Management Fee regardless of the performance of our portfolio companies. Our Manager’s entitlement to the Management Fee, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking portfolio companies that provide attractive risk-adjusted returns for us. Because such Management Fee is also based in part on our NAV, our Manager may also be incentivized to advance strategies that increase NAV, and there may be circumstances where increasing NAV will not optimize the returns for our shareholders. Consequently, we are required to pay our Manager the Management Fee in a particular period despite experiencing a net loss or a decline in the value of our holdings during that period.

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

The initial terms of the agreements and arrangements under which the Company is established and operated have been established by the Manager and are not the result of any arm’s-length negotiations or representations of the shareholders by separate counsel. Prospective investors should therefore seek their own legal, tax and financial advice before making an investment in the Company. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Potential Conflicts of Interest” for a more detailed description of these and other risks arising from our relationship with the Manager and EQT.

Conflicts between EQT or its affiliates and the Company regarding syndication of portfolio companies and warehousing may not be resolved in favor of the Company.

EQT (including EQT Vehicles) or affiliates or related parties of EQT or other parties could be expected to acquire an asset as principal and subsequently sell some or all of it to the Company, EQT Vehicles or co-investors in an affiliate or related party transaction (each such asset, a “Warehoused Asset”). Similarly, the Company may acquire a portfolio company and subsequently syndicate, or sell some or all of it, to EQT (including EQT Vehicles), co-investors, or affiliates or related parties of the foregoing or other third parties, notwithstanding the availability of capital from the shareholders and other investors thereof or applicable credit facilities. EQT may cause these transfers to be made at cost, or cost plus an interest rate or carrying cost charged from the time of acquisition to the time of transfer, notwithstanding that the fair value of any such portfolio company may have declined below or increased above cost from the date of acquisition to the time of such transfer. EQT may also determine another methodology for pricing these transfers, including fair value at the time of transfer. It may be possible that the Company acquires transferred portfolio companies at above fair value, and/or separately sells them at below fair value. Also, the Manager may charge fees on these transfers to either or both of the parties. The Manager or its affiliates are permitted to retain any portion of a portfolio company initially acquired by them with a view to syndication to co-investors or other potential purchasers to the extent such portion has not been syndicated after reasonable efforts to do so. As part of structuring such syndication and warehousing arrangements, the Manager may require the Company and EQT Vehicles to enter into conditional purchase agreements, where the Company and/or EQT Vehicles agree to acquire future Warehoused Assets: (i) prior to their original acquisition; and (ii) prior to the Company and EQT Vehicles having the requisite available capital to acquire such assets, in each case with such sale being conditional upon the Company and/or EQT Vehicles, as the case may be, having sufficient available capital in order to acquire the relevant Warehoused Assets. Conflicts of interest are expected to arise in connection with these potential warehousing arrangements and any related affiliate transactions, including with respect to timing allocations of portfolio companies to such warehousing, structuring, pricing and other terms of the transactions related thereto. For example, EQT will have a conflict of interest if EQT were to receive fees, including an incentive allocation, from an EQT Vehicle acquiring from or transferring to the Company all or a portion of a portfolio company. In addition, since EQT Vehicles are expected to have investment time horizons, liquidity needs and/or target returns that differ from those of the Company, there can be no assurance that such EQT Vehicles will dispose of any such acquisition at the same time or on the same terms as the Company.

These conflicts related to syndication of portfolio companies and warehousing will not necessarily be resolved in favor of the Company, and shareholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts. By subscribing for Shares, shareholders will be deemed to approve the syndication of portfolio companies and warehousing to the extent the terms of such transactions are (A) on terms no less favorable to the Company than could have been obtained on an arm’s-length basis from an unrelated third party and (B) have been approved in advance by (x) a majority of the members of the Executive Committee and (y) a majority of the independent directors, which may include the approval of the Audit Committee.

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

The Company intends to continue to operate its business in a manner such that neither of the two relevant definitions of “investment company” under the Investment Company Act are applicable to it. Under Section 3(a)(1)(A) of the Investment Company Act, a company is deemed to be an “investment company” if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an “investment company” if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities, and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the “40% test”). Excluded from the term “investment securities,” among other instruments, are U.S. government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exceptions from the definition of “investment company” set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

With respect to Section 3(a)(1)(C) of the Investment Company Act, the Company’s most significant asset is its interests in its wholly-owned subsidiaries, the Operating Subsidiaries. The Operating Subsidiaries are not investment companies because their assets almost exclusively consist of general partner interests in the Company’s Joint Ventures, and such general partner interests are not “investment securities.” Because the Operating Subsidiaries are not and will not become investment companies, the Company’s interests in the Operating Subsidiaries are also not “investment securities.” In addition to its interests in the Operating Subsidiaries, the Company expects to maintain up to 20% of its total assets in the Liquidity Portfolio in order to provide us with income, to facilitate capital deployment and to provide a potential source of liquidity. The Liquidity Portfolio may consist of cash and cash equivalents, U.S. Treasury securities, U.S. government agency securities, municipal securities, other sovereign debt, investment grade credit and other investments including high-yield credit, asset-backed securities, mortgage-backed securities, collateralized loan obligations, leveraged loans and/or debt of companies or assets (which may include securities or loans of EQT Vehicles’ portfolio companies). Other than cash items or U.S. government securities, the investments that constitute the Liquidity Portfolio may be considered investment securities held by the Company. The Company intends to continue to conduct its business such that these investment securities will not exceed 40% of the total value of the Company’s assets, exclusive of cash items and U.S. government securities. Accordingly, the Company will continue to conduct its operations such that it will not be considered an investment company under Section 3(a)(1)(C) of the Investment Company Act.

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

In order to ensure that the Company is not deemed to be an investment company, it may be required to materially restrict or limit the scope of its operations or plans. The Company is limited in the types of acquisitions that it may make, and may need to modify its organizational structure or dispose of assets of which it would not otherwise dispose. A change in the value of the Company’s assets could cause the Company to fall within the definition of “investment company” inadvertently, and negatively affect the Company’s ability to maintain an exclusion from regulation under the Investment Company Act. To avoid being required to register as an investment company under the Investment Company Act, the Company may be unable to sell assets it would otherwise want to sell and may need to sell assets it would otherwise wish to retain. In addition, the Company may have to acquire additional assets that it might not otherwise have acquired, or may have to forgo opportunities to acquire interests in portfolio companies that it would otherwise want to acquire and that would be important to its business strategy.

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

The LLC Agreement contains provisions that require holders of Shares to waive or consent to conduct by our Board or the Manager that might otherwise raise issues about compliance with fiduciary duties or applicable law (but such provisions do not, for the avoidance of doubt, waive the fiduciary duty that the Manager owes to the Company under the Advisers Act). These modifications apply to all investors in all classes of our Shares. However, our LLC Agreement does not eliminate all duties owed by the Board to our shareholders. Our directors, in their capacity as such, are generally required to act in good faith when making a determination, taking or declining to take any action pursuant to our LLC Agreement. Our LLC Agreement provides that the Board will be conclusively deemed to be acting in good faith if the Board subjectively believes that the determination made or not made is in, or not adverse to, the best interests of the Company. Additionally, the LLC Agreement provides that when directors or the employees of the Manager are acting in their individual capacities, as opposed to in their capacity as members of our Board or employees of our Manager, respectively, they may act without any fiduciary obligations to holders of our Shares whatsoever. When the Board is permitted to or required to make a decision in its “discretion” or that it deems “necessary or appropriate” or “necessary or advisable,” then the Board will be entitled to consider only such interests and factors as it desires, including the interests of EQT and its affiliates, and will not be subject to any different standards imposed by the LLC Agreement, the Delaware Limited Liability Company Act (as amended from time to time, the “LLC Act”) or under any other law, rule or regulation or in equity. These standards reduce the obligations to which the Board would otherwise be held.

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

The Board may cause the Company to repurchase Shares from time to time or assign this right to EQT or its affiliates. The Board may use its own discretion, free of fiduciary duty restrictions, in determining whether to cause the Company to exercise this right. As a result, a shareholder may have its Shares repurchased at an undesirable time or price. For additional information, see the LLC Agreement, which has been filed as an exhibit to this Annual Report on Form 10-K.

Any claims, suits, actions or proceedings concerning the matters described above or any other matter arising out of or relating in any way to the LLC Agreement may only be brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, any other court in the State of Delaware with subject matter jurisdiction.

Our LLC Agreement includes a jury trial waiver that could limit the ability of shareholders of the Company to bring or demand a jury trial in any claim or cause of action arising out of or relating to the LLC Agreement, or the business or affairs of the Company.

The LLC Agreement contains a provision pursuant to which shareholders of the Company waive their respective rights to a trial by jury in any action or proceeding arising out of or relating to the LLC Agreement or the business or affairs of the Company. This jury trial waiver does not apply to any claim or cause of action arising out of or relating to the U.S. federal securities laws. Any person who becomes a shareholder of the Company as a result of a transfer or assignment of Shares, including any purchases in a secondary transaction, would become subject to the terms of the LLC Agreement, including the waiver of jury trial provisions.

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

Our LLC Agreement designates the Court of Chancery of the State of Delaware or, if such court lacks jurisdiction, the state or federal courts in the State of Delaware and any appellate court thereof, as applicable, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

As permitted by the LLC Act, our LLC Agreement provides that each shareholder submits, to the fullest extent permitted by applicable law, to the exclusive jurisdiction of the Court of Chancery of the State of Delaware or, if such court lacks jurisdiction, the state or federal courts in the State of Delaware and any appellate court thereof, in any action or proceeding arising out of or relating to our LLC Agreement or the business of the Company (including any claim arising under the internal affairs doctrine). This provision of our LLC Agreement does not provide exclusive jurisdiction to the Court of Chancery of the State of Delaware or any other state court in the State of Delaware where such court does not have jurisdiction, such as actions or proceedings brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Also, this provision of our LLC Agreement does not apply to actions or proceedings that do not arise out of or are unrelated to our LLC Agreement or the business of the Company (including any claim under the internal affairs doctrine).

To prevent the Company from having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our LLC Agreement provides that, unless the Company consents in writing to the selection of an alternative forum, the United States District Court for the District of Delaware shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Any such provision in the Company’s LLC Agreement remains subject to any related substantive requirements under the Securities Act.

In connection with the submission to such courts in an appropriate action or proceeding, our LLC Agreement provides that each shareholder waives any objection to venue in such courts and defense of inconvenient forum to the maintenance of such action or proceeding in such courts, in each case, to the fullest extent permitted by applicable law. Shareholders will not be deemed to have waived compliance with the federal securities laws and the rules and regulations thereunder as a result of the forum selection provisions in our LLC Agreement. Furthermore, the validity of our forum selection provision could be challenged and a court could rule that such provision is inapplicable or unenforceable. If a court were to find our forum selection provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions and we may not obtain the benefits of limiting jurisdiction to the courts selected.

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

We have certain reporting obligations not applicable to private companies. We need to make significant capital expenditures to be in compliance with certain regulations not applicable to private companies. Failure to comply with such regulations may have a material adverse effect on our business.

We are subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act. Efforts to comply with such regulations involve significant expenditures, and non-compliance with such regulations may materially and adversely affect us.

We are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a new company, developing and maintaining an effective system of internal controls may require significant expenditures, which may negatively impact our financial performance and our ability to make distributions. This process also results in a diversion of our management’s time and attention. We cannot be certain of when our evaluation, testing and remediation actions will be completed or the impact of the same on our operations. In addition, we may be unable to ensure that the process is effective or that our internal controls over financial reporting are or will be effective in a timely manner. In the event that we are unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be materially and adversely affected.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until there is a public market for our Shares, which is not expected to occur.

We could be subject to review and approval by U.S., European, UK, Asian or other regulatory agencies resulting in limitations or restrictions on our acquisitions and joint ventures.

Current laws and regulations in various jurisdictions give heads of state and regulatory bodies the authority to block or impose conditions with respect to acquisitions of, and investments in, local entities by foreign persons if that acquisition or investment threatens to impair national or economic security or is otherwise deemed undesirable. In addition, many jurisdictions restrict foreign investment by taking steps including but not limited to placing limitations on foreign investment, implementing investment screening or approval mechanisms, and restricting the employment of foreigners as key personnel. In addition, a number of U.S. states are passing and implementing state laws prohibiting or otherwise restricting the acquisition of interests in real property located in the state by foreign persons (“Foreign Ownership Laws”).

In some cases, the Company’s acquisitions involving a U.S. business (including a U.S. branch or subsidiary of a company domiciled outside of the United States) may be subject to review and approval by CFIUS. In the event that CFIUS or any non-U.S. equivalent thereof reviews one or more acquisitions or in the event that Foreign Ownership Laws apply to a particular asset, there can be no assurance that the Company will be able to maintain or proceed with such acquisitions on terms that are acceptable.

CFIUS may recommend that the U.S. President block such transactions, or CFIUS may impose conditions on such transactions, certain of which may materially and adversely affect the Company’s ability to execute its strategy. Additionally, CFIUS or any non-U.S. equivalent thereof may seek to impose limitations on one or more such acquisitions that may prevent the Company from maintaining or pursuing opportunities that the Company otherwise would have maintained or pursued which could adversely affect the performance of the Company’s acquisition of such portfolio companies and thus the performance of the Company. Legislation to reform CFIUS was signed into law on August 13, 2018, and final regulations implementing this legislation were enacted in 2020. The legislation and its implementing regulations, among other things, expand the scope of CFIUS’s jurisdiction to cover more types of transactions and empower CFIUS to scrutinize more closely investments in U.S. “critical infrastructure,” “critical technology,” and “sensitive personal data” companies, including investments involving foreign limited partners that may be deemed

“non-passive.” These reforms could impact the ability of non-U.S. limited partners to participate in the Company’s acquisitions, which may impair the Company’s ability to execute its strategy. They could also increase the number of transactions involving the Company that would be subject to CFIUS review and investigation as well as the timing and substantive risks described above. The outcome of CFIUS’s and other foreign direct investment processes may be difficult to predict, and there is no guarantee that, if applicable to a portfolio company, the decisions of CFIUS would not adversely impact the Company’s acquisition of such entity.

In response to mounting national security concerns regarding foreign ownership of U.S. land, several U.S. states have recently enacted or proposed Foreign Ownership Laws in an effort to limit foreign ownership of real property. These Foreign Ownership Laws may impact the ability of non-U.S. limited partners to participate in the Company’s acquisitions, which may impair the Company’s ability to execute its strategy. Across the United States, additional proposals to limit foreign ownership of real property are currently working their way through the legislative process, and it is expected that many such proposals will become law in the near future. These laws could limit the Company’s ability to acquire certain entities or impose burdensome notification requirements, operational restrictions, or delays in pursuing and consummating transactions.

The Company’s assets outside of the United States may also face delays, limitations, or restrictions as a result of notifications made under and/or compliance with these legal regimes and rapidly-changing agency practices. Other countries continue to establish and/or strengthen their own national security investment clearance regimes, including in response to U.S. encouragement of other countries to impose CFIUS-like regulations on foreign investment in certain sectors and assets on national security grounds. These regulatory regimes could have a corresponding effect of limiting the Company’s ability to make acquisitions in such countries.

In March 2019, the EU adopted Regulation (EU) 2019/452 (the “Screening Regulation”), establishing a framework for the screening of foreign direct investments (“FDI”) from non-EU countries that may affect security or public order. At that time, roughly half of the Member States had some form of legislation in place for screening foreign direct investment within their territories. The Screening Regulation has resulted in every Member State having now either adopted FDI screening mechanisms or in the final stages of doing so. The Screening Regulation’s objective is to equip the EU to identify, assess and mitigate potential risks for security or public order by creating a framework for Member States that already have, or that may implement a screening mechanism.

The Screening Regulation covers FDI from third countries, i.e., those investments “which establish or maintain lasting and direct links between investors from third countries including State entities, and undertakings carrying out an economic activity in a Member State.” The Screening Regulation applies to all sectors of the economy. It is not triggered by any monetary threshold. The Screening Regulation empowers Member States to review investments within its scope on the grounds of security or public order, and to take measures to address specific risks. The review and, when required, the adoption of measures preventing or conditioning an investment is the ultimate responsibility of Member States.

The outcome of any FDI screening process may be difficult to predict, and there is no guarantee that, if applicable to a portfolio company, the decisions of a national competent authority would not materially and adversely impact the Company’s acquisition of such portfolio company.

Further examples outside of the United States and European Union include:

•
India: In April 2020, the Government of India issued Press Note No. 3 (2020 Series), which updated the country’s existing national security regime such that any foreign investment (i) by or from an entity of any country that shares its land border with India or (ii) whose beneficial owner of an investment into India is situated in, or is a citizen of, any country that shares its land border with India, can only be made with prior approval of the Government of India. Further clarity is awaited from the Government of India on what constitutes beneficial ownership, but the application of this rule may inhibit the Company’s ability to acquire companies in India. As a result, the Company may incur significant delays and costs or be altogether prohibited from making a particular acquisition, all of which could adversely affect the Company’s ability to meet our objectives. Uncertainty resulting from the application of Press Note No. 3 may also lead to higher amounts of, or longer durations of, borrowings by the Company.

•
Australia: Legislation passed in 2020 expands the criteria used to determine whether a transaction must be formally identified to the country’s Foreign Investment Review Board and affords the government new call-in powers to review transactions that may pose a national security risk.
•
United Kingdom: On January 4, 2022, the screening regime under the National Security and Investment Act 2021 entered into force, requiring mandatory notification for certain acquisitions in 17 strategic sectors and giving the UK government broad powers to review certain acquisitions in any economic sector.

Other jurisdictions are similarly in the midst of ongoing reform that may establish further restrictions and increase risk by enhancing governments’ powers to scrutinize, impose conditions on, and potentially block mergers, acquisitions, and other transactions. The foregoing requirements may also result in circumstances in which the Company determines not to pursue certain potential acquisition opportunities in these countries. Heightened scrutiny of foreign direct investment worldwide may also make it more difficult for the Company to identify suitable buyers for our portfolio companies upon exit and may constrain the universe of exit opportunities for an acquisition of an issuer. As a result of such regimes, the Company may incur significant delays and costs, be altogether prohibited from making a particular acquisition, or impede or restrict syndication or sale of our portfolio companies to certain buyers, all of which could adversely affect the Company’s ability to meet our objectives.

We could become subject to the fiduciary responsibility and prohibited transaction provisions of Title I of ERISA and/or the prohibited transaction provisions of Section 4975 of the Code.

We will use commercially reasonable efforts to conduct our affairs so that our assets should not be deemed to constitute “plan assets” of any shareholder that is a “benefit plan investor” within the meaning of ERISA and the regulations promulgated thereunder by the U.S. Department of Labor, as modified by Section 3(42) of ERISA (a “Benefit Plan Investor”). Nonetheless, if the assets of the Company were deemed to constitute “plan assets” of any shareholder that is a Benefit Plan Investor, this would result, among other things, in (i) the application of the prudence and other fiduciary responsibility standards of ERISA to acquisitions made by the Company and (ii) the possibility that certain transactions in which the Company might seek to engage could constitute “prohibited transactions” under ERISA and the Code. If a prohibited transaction occurs for which no exemption is available, the Manager and/or any other fiduciary that has engaged in the prohibited transaction could be required to (i) restore to the Benefit Plan Investor any profit realized on the transaction and (ii) reimburse the Benefit Plan Investor for any losses suffered by the Benefit Plan Investor as a result of the acquisition. In addition, each disqualified person (within the meaning of Section 4975 of the Code) involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100%. In addition, with respect to a Benefit Plan Investor that is an IRA that invests in the Company, the occurrence of a non-exempt prohibited transaction involving the individual who established the IRA, or his or her beneficiaries, would cause the IRA to lose its tax-exempt status. Prospective investors should consult with their own advisors as to the consequences of making an investment in the Company.

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

If the Company were determined to be a trade or business for purposes of ERISA, it is possible, depending upon the structure of the portfolio companies by the Company and/or its affiliates and other co-investors in a portfolio company and their respective ownership interests in the portfolio company, that any tax-qualified single employer defined benefit pension plan liabilities and/or multiemployer plan withdrawal liabilities incurred by the portfolio company could result in liability being incurred by the Company, with a resulting need for additional investments in the Company, the appropriation of Company assets to satisfy such pension liabilities and/or the imposition of a lien by the PBGC on certain Company assets. Moreover, regardless of whether or not the Company were determined to be a trade or business for purposes of ERISA, a court might hold that one of the Company’s portfolio companies could become jointly and severally liable for another portfolio company’s unfunded pension liabilities pursuant to the ERISA “controlled group” rules, depending upon the relevant structures and ownership interests as noted above.

Failure to comply with data protection and Privacy Laws could lead to significant fines, sanctions and penalties.

Privacy, data protection, information security and wider data regulation have become top priorities for regulators around the world and in the jurisdictions in which we operate. The adoption, interpretation and application of consumer, data protection, privacy, information security and wider data laws, regulations and standards (“Privacy Laws”) in the United States, Europe and elsewhere vary among jurisdictions, and are often uncertain and in flux. Compliance with Privacy Laws could significantly impact current and planned privacy and information security related practices, the collection, use, sharing, retention and safeguarding of data, including personal data, and current and planned business activities of EQT, the Manager, the Company, and/or any portfolio companies, and as such could increase costs and require the dedication of additional time and resources to ensure compliance for such entities. A failure, or perceived failure, to comply with such Privacy Laws by any such entity or their service providers could result in fines, sanctions or other penalties, which could materially and adversely affect the results of operations and overall business, as well as have a negative impact on reputation and Company performance. As Privacy Laws are implemented, interpreted and applied, compliance costs for the Company and/or its portfolio companies are likely to increase, particularly in the context of ensuring that adequate data protection and data transfer mechanisms are in place.

Many foreign countries and governmental bodies, including the Member States, have enacted and continue to enact Privacy Laws. For example, the EU’s General Data Protection Regulation (“GDPR”) became effective on May 25, 2018, and has resulted, and will continue to result, in significantly greater compliance burdens and costs for companies with customers, users, or operations in the EU and European Economic Area (“EEA”). In addition, the E.U.’s regulations on digital operational resilience for the financial sector, which is designed to harmonize and strengthen digital operational resilience requirements for the EU’s financial services sector and will require in-scope financial entities to comply with new requirements, including having a comprehensive governance and control framework for the management of information and communications technology risk, became effective in January 2023 and began to apply from January 2025. The GDPR has direct effect in the EEA and has extraterritorial effect where non-EEA persons, such as the Manager, the Company or their respective service providers, process personal data in relation to the offering of goods and services to individuals in the EEA or the monitoring of the behavior of individuals in the EEA. The GDPR and its implementing legislation imposes several stringent requirements for controllers and processors of personal data, including requirements to notify of certain data breaches, and could make it more difficult and/or more costly for us to use and share personal data. The GDPR also imposes potentially significant penalties for non-compliance, which may result in monetary penalties of up to €20.0 million or 4.0% of a company’s worldwide annual revenue of the previous fiscal year, whichever is higher. Similarly, the GDPR as retained and transposed into the U.K.’s domestic law which has direct effect in the UK and has extraterritorial effect where non-UK persons, such as the Manager, the Company or their respective service providers, process personal data in relation to the offering of goods and services to individuals in the UK or the monitoring of the behavior of individuals in the UK. As a result, we are exposed to two parallel data protection regimes in Europe, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for certain violations. Additionally, recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA and the U.K. to the United States and other jurisdictions, which could lead to additional costs, complaints, and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services or the geographical location or segregation of our relevant systems and operations, and could materially and adversely affect our financial results. Further legislative evolution in the field of European privacy is expected. For example, the UK’s Data (Use and Access) Act received Royal Assent on June 19, 2025 and is making various amendments to the current UK data protection regime, including to bring the maximum fine threshold for infringement of certain requirements relating to direct marketing and the use of cookies (currently £500,000) in line with the UK GDPR threshold (i.e., the higher of £17.5 million or 4% of annual global turnover), as well as introducing new data sharing frameworks. In addition, on November 19, 2025, the EU published a proposal to make certain simplifications to the GDPR and other data, privacy and cybersecurity related laws, including the ePrivacy Directive and EU AI Act. This is increasing divergence between EEA and UK requirements, which may create a greater dual regulatory compliance burden in circumstances where entities are subject to both regimes. Further, the UK and EEA are considering or have enacted a variety of other laws and regulations relating to data such as the NIS 2 Directive (EEA), the Digital Operational Resilience Act (EEA), the (draft) Financial Data Access Regulation (EEA), and the Artificial Intelligence Act (EEA) (the latter of which is discussed under “—We face risks relating to artificial intelligence and machine learning technology” herein), all of which could have a material impact on EQT’s, the Manager’s, the Company’s, and/or any portfolio companies’ ability to operate. We cannot predict how these and other data-related laws or regulations may develop.

In addition, across U.S. federal and state laws, various government agencies have established rules protecting the privacy and security of personal information. At the U.S. federal level, the SEC has adopted amendments to the Gramm-Leach-Bliley Act’s Regulation S-P (“Reg S-P”) which focuses on the safeguarding of non-public personal information (as defined under Reg S-P) for our natural person investors. In addition to ensuring the Manager maintains appropriate safeguards, the amendments, among other measures, require the Manager to adopt policies and procedures to ensure any service provider the Manager engages maintains similar protection measures to safeguard any non-public personal information the Manager discloses to them or they collect/process on the Manager’s behalf and promptly notify the Manager no later than 72 hours after becoming aware of any data breach that results in the unauthorized access to a customer information system maintained by the service provider. These amendments impose operationally challenging notification requirements and obligations to implement written policies and procedures that will likely increase associated compliance costs. We and our portfolio companies may also be required to comply with state laws and regulations related to privacy. For example, the California Consumer Privacy Act (“CCPA”), which was further expanded by the California Privacy Rights and Enforcement Act of 2020 (“CPRA”), which took effect in most material respects on January 1, 2023 (with application to data collected beginning on January 1, 2022), provides for enhanced consumer protections for California residents, a private right of action for data breaches of certain personal information and statutory fines and damages for such data breaches or other CCPA violations, as well as a requirement of “reasonable” cybersecurity. Additional U.S. states have passed their own comprehensive consumer privacy laws and other states are considering doing so. These state laws may expand our compliance obligations and impact our business or the businesses of our portfolio companies. Most states have enacted laws to which we are subject, and which vary significantly from jurisdiction to jurisdiction, to safeguard the privacy and security of personal information. In addition, the U.S. Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. Such standards require us to publish statements that describe how we handle personal data and choices individuals may have about the way we handle their personal data. Further, laws in all 50 U.S. states, the District of Columbia, and several U.S. territories can require businesses to provide notice to consumers whose personal data has been disclosed as a result of a data breach. Each of these broadly impacts businesses that handle various types of personal data, potentially including the Manager and its affiliates. Without an overarching federal Privacy Law, the patchwork of Privacy Laws formed by individual states heightens the costs of compliance, the risks of noncompliance and the potential for enforcement actions brought by individual state attorneys general against us.

Although the Company, the Manager and EQT intend to make reasonable efforts to comply with all applicable Privacy Laws, we may not be successful in complying with the rapidly evolving privacy, data protection, and security requirements discussed herein. Further, there can be no assurance that we will not be subject to regulatory or individual legal action, including fines, in the event of a security incident or other claim that a consumer’s privacy rights have been violated. Any actual or perceived failure to comply with our posted privacy policies, Privacy Laws, or any other legal obligations, such as contractual obligations, relating to privacy, data protection, security, breach notification or consumer protection, could result in regulatory scrutiny and increased exposure to the risk of litigation or the imposition of consent orders, resolution agreements, requirements to take particular actions with respect to training, policies or other activities, and civil and criminal penalties, including fines and damages, which could have a material adverse effect on our business, reputation, results of operations or financial condition. In addition, we could be required to fundamentally change our business activities and practices or modify our solutions and services, which could have a material adverse effect on our business, results of operations or financial condition. Any of the foregoing could result in additional cost and liability to us, damage our reputation, inhibit sales, and materially and adversely affect our business, results of operations and financial condition.

Many regulators have indicated an intention to take more aggressive enforcement actions regarding data privacy matters, and private litigation resulting from such matters is increasing and resulting in progressively larger judgments and settlements. Furthermore, as new data protection and privacy-related laws and regulations are implemented, the time and resources needed for us, the Manager and our vehicles’ portfolio companies to comply with such laws and regulations continues to increase and become a significant compliance workstream.

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

We cannot assure shareholders that our data protection and cybersecurity efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems, or those of our third-party vendors and other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations, or financial condition. The techniques used by cyber criminals change frequently and are rapidly evolving (including through the deployment of artificial intelligence and machine learning technologies), may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations, hostile foreign governments or agencies, or cybersecurity researchers. Although we maintain cybersecurity controls designed to prevent cyber incidents from occurring, no security is impenetrable to cyberattacks.

IT systems and related software applications, including those owned or controlled by third parties, are integral to our business. The Company, its portfolio companies, the Manager, their affiliates and their service providers are subject to risks associated with a breach in cybersecurity, including business disruption and information security risks. A business disruption or outage could be caused by various events, including pandemics, natural catastrophes, systems outages or cybersecurity attacks. Cybersecurity is a generic term used to describe the technology, processes and practices designed to protect networks, systems, computers, programs and data from both intentional cyber-attacks and hacking by other computer users, as well as unintentional damage or interruption that, in either case, can result in damage and disruption to hardware and software systems, loss or corruption of data and/or misappropriation of confidential information. Cybersecurity attacks are increasing in frequency and severity and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, disrupted denial of service attacks, ransomware attacks, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized or unintended release of confidential or otherwise protected information, including, without limitation, personal information and information regarding the shareholders and the Company’s business activities, and corruption of data. In particular, ransomware attacks are evolving and typically carried out via a form of malicious software designed to encrypt the files on and/or block access to the information system until the demanded ransom is paid, resulting in significant business disruption, financial losses (including potential ransom payments and/or costs and expenses associated with engaging decryption specialists), reputational costs, and loss of data. Portfolio companies of entities such as the Company, broker-dealers, investment advisers, investment companies and service providers to such entities are especially vulnerable to ransomware attacks because they are seen as attractive targets that are more willing to pay the demanded ransom. Private fund managers who disclose information about their senior management executives in routine public filings, which is the case with respect to EQT, could also be targeted. The damage or interruptions to information technology systems might cause losses to the Company or the shareholders, including, without limitation, by interfering with the processing and completion of transactions, affecting the Company’s ability to conduct valuations or impeding or sabotaging trading, or by damaging the Company’s portfolio companies through direct economic losses or indirect losses from reputational harm or related litigation or regulatory action. The costs to us to eliminate or alleviate security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and the efforts to address these problems could result in interruptions, delays, cessation of service and loss of existing or potential customers. The Company could also incur substantial costs as the result of a cybersecurity breach, including those associated with forensic analysis of the origin and scope of the breach, increased and upgraded cybersecurity, identity theft, unauthorized use of proprietary information, notifications to regulators and affected individuals, litigation, regulatory fines/penalties, adverse investor reaction, the dissemination of confidential and proprietary information and reputational damage. Any such breach could expose the Company and the Manager to civil liability, as well as regulatory inquiry and/or action. The SEC’s Office of Compliance Inspections and Examinations has issued risk alerts regarding cybersecurity and the prevention of ransomware attacks, which remain one of its key examination priorities. Shareholders could also be exposed to losses resulting from unauthorized use or dissemination of their personal information. If a security breach or other incident were to result in the unauthorized access to or unauthorized processing of personal, sensitive or other regulated information, it may be necessary to notify individuals, governmental authorities, supervisory bodies and other parties pursuant to Privacy Laws. Affected users (including customers or third parties) or government authorities could initiate legal or regulatory actions against us in connection with any security breaches or improper disclosures of data, which could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. EQT does not control the cybersecurity systems put in place by third-party service providers, and such third-party service providers may have limited indemnification obligations to EQT, the Manager, the Company and/or any portfolio company of the Company, each of which could be negatively impacted as a result.

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

Information and technology systems of the Manager, EQT and their affiliates (in addition to those of the Company’s portfolio companies) could be vulnerable to damage or interruption from computer viruses, network failures, computer and telecommunication failures, infiltration by unauthorized persons and security breaches, usage errors by their respective professionals, power outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Although the Manager, EQT and their affiliates have implemented various measures to manage risks relating to these types of events, and portfolio companies are also expected to implement similar measures, if these systems are compromised, become inoperable for extended periods of time or cease to function properly, the Manager, EQT, the Company’s portfolio companies and their affiliates might have to make a significant investment to fix or replace them. The failure of these systems and/or of disaster recovery plans for any reason could cause significant interruptions in the operations of the Manager, EQT, the Company’s portfolio companies and their affiliates and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to the shareholders (and the beneficial owners of the shareholders). Such a failure could harm the reputation of the Manager, EQT, the Company’s portfolio companies and their affiliates and could subject the Manager, EQT, the Company’s portfolio companies and their affiliates to legal claims, and otherwise affect their business, financial performance and reputation, all of which could have a material adverse impact on the Company.

We face risks relating to artificial intelligence and machine learning technology.

Artificial intelligence (including machine learning technology) and EQT’s use of artificial intelligence, machine learning, generative artificial intelligence and similar technologies that collect, aggregate, analyze or generate data (collectively, “AI Technologies”) may materially and adversely affect the Company, the Manager, EQT, one or more EQT Vehicles, their investors and their portfolio companies, including by altering the market practices that they have been designed to function within or posing operational, compliance, legal and reputational risks. The use of AI Technologies by bad actors could heighten the sophistication and effectiveness of cybersecurity attacks experienced by the Company, the Manager, EQT, one or more EQT Vehicles, and/or their respective portfolio companies. Further, AI Technologies are generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that AI Technologies utilize to operate. AI Technologies are inherently complex and subject to limitations, including data quality, model accuracy, and algorithmic biases. Errors or inaccuracies in AI predictions, recommendations, or decision-making processes could lead to material and adverse outcomes, financial losses and/or damage to the reputation of the Company, the Manager, EQT, one or more EQT Vehicles and/or their respective portfolio companies, as well as regulatory non-compliance. There is no guarantee that AI Technologies will always produce accurate results or function as intended, and sometimes opaque models may yield inaccurate, incomplete or biased outputs that could diminish the quality of any work product incorporating AI Technologies and adversely affect the Company, the Manager, EQT, one or more EQT Vehicles and/or their respective portfolio companies. Such risks apply with respect to “Motherbrain,” EQT’s proprietary AI engine that aims to support relevant Advisory Professionals in identifying and evaluating potential acquisition opportunities as well as providing certain other support functions related to the acquisition or diligence processes. Prospective investors should note that Motherbrain does not itself take any decisions or make any recommendations independently from relevant Advisory Professionals, but rather acts as a tool with the aim of supporting such professionals in making faster and more substantiated decisions and recommendations. As a result, it should not be viewed as a substitute for the involvement of such individuals in acquisition and diligence related activities and processes, and its ability to assist Advisory Professionals in their day-to-day acquisition, diligence and associated activities is limited and may not necessarily provide a competitive advantage over competitors either relying on other AI Technologies or no such AI Technologies, nor will it necessarily result in higher returns or better sustainability performance. Performance will likely be impacted more by the degree of skill, acumen, competencies and capabilities possessed by EQT’s acquisition professionals and machine learning engineers rather than by the degree of Motherbrain’s sophistication, usefulness and capabilities. Moreover, while we periodically assess how Motherbrain could be enhanced in light of ongoing technologies improvements in AI Technologies in general, there can be no assurance that a given competitor of EQT will not develop (if they have not already developed) proprietary AI Technologies that prove to be superior to Motherbrain. In addition, AI Technologies may be competitive with the business of an EQT portfolio company or other entities connected to EQT, or increase the potential for obsolescence of their products or services. This risk may be particularly acute for portfolio companies operating in the software sector, because of the greater potential for AI Technologies to replicate their functionality and/or output at a reduced cost. In addition, any perception that AI Technologies may be able to replicate such functionality and/or output, whether now or in future as AI Technologies further develop, may adversely affect the value of such businesses, even if such perceptions prove not to be accurate.

In addition, prospective investors or distributors can access due diligence information via the EQT “DD Assistant.” The EQT DD Assistant is a chat-based tool powered by Large Language Model (LLM) technology seeking to provide prospective investors or distributors with information related to the Company. Prospective investors should be aware that any information accessed via the EQT DD Assistant represents a high-level summary only and should not be treated, or relied upon, as being comprehensive or complete and that relying only on the information provided by the EQT DD Assistant may be misleading. In providing prospective investors or distributors access to the EQT DD Assistant, EQT is not making any representation as to the fairness, correctness, accuracy or completeness of any responses provided, or that any response will include all desirable information or will be fully inclusive of all information needed by the prospective investor or distributor. Finally, there can be no guarantee that the technology underpinning the EQT DD Assistant will not malfunction or result in errors or inaccuracies in the information provided. Further, AI Technologies such as Motherbrain produce data which requires further interpretation and analysis. EQT may not be able to verify AI Technologies’ outputs (including with respect to whether outputs may be subject to third-party intellectual property rights). Such data may be inaccurate, is subject to cybersecurity threats and may also inadvertently perpetuate and amplify biases held by Advisory Professionals using such data and other outputs from the use such AI Technologies, leading to discriminatory outcomes in the decision-making processes of such professionals which would not exist absent the use of such AI Technologies, all of which may have material and adverse consequences for the Company and/or its portfolio companies, as well as potentially leading to legal disputes, reputational damage and/or other costs and liabilities.

The use of AI Technologies could pose conflicts of interests, including if particular technology favors (even subconsciously or inadvertently) EQT’s interests over the interests of the Company and/or one or more EQT Vehicles or EQT has an economic incentive to use AI Technologies to reduce its overhead expenses despite limitations on the reliability of certain AI Technologies. AI Technologies could also be misused by EQT employees, in contravention of its policies and guidelines, or by third parties. For example, a user may input confidential information of EQT, one or more EQT Vehicles, one or more EQT Vehicle investors or one or more EQT Vehicle portfolio acquisitions into AI Technology applications, resulting in such information becoming part of a widely accessible dataset, or being in contravention of applicable policy. Such actions could subject us to legal and regulatory investigations and/or actions. In addition, the use of AI Technologies could result in claims by third parties of infringement, misappropriation or other violations of intellectual property, including based on the use of large datasets to train AI Technologies, or the use of output generated by AI Technologies, in either case which may contain or be substantially similar to third-party material protected by intellectual property, including patents, copyrights or trademarks. We may not be able to control how third-party AI Technologies that we choose to use are developed or maintained, or how data we input is used or disclosed, even where we have sought contractual protections with respect to these matters. We may be subject to legal and regulatory investigations and/or actions related to our use of AI Technologies, including as related to alleged misuse or misappropriation of our data. This could also have an adverse impact on our reputation. We may also communicate externally regarding AI Technology-related initiatives, including our development and use of AI Technologies, which subjects us to the risk of being accused of making inaccurate or misleading statements regarding our ability to avail ourselves of the potential benefits of AI Technology. While EQT continues to evaluate and adjust its internal practices, policies and guidelines governing the use of AI Technologies by its personnel in connection with its acquisition activities, including in relation to Motherbrain, the use of AI Technologies poses certain risks such as those outlined above that cannot be eliminated.

AI Technologies and their current and potential future applications in the investment and financial sectors, as well as the legal and regulatory frameworks within which they operate, continue to rapidly evolve. Governments and regulatory authorities in multiple jurisdictions are implementing or considering laws or rules that regulate or restrict certain uses of AI Technologies. For example, the EU has introduced a new regulation applicable to certain AI Technologies and the data used to train, test and deploy them (the “EU AI Act”), which has extraterritorial effect, and it is possible that other jurisdictions may do the same. The EU AI Act entered into force on August 1, 2024, and is becoming applicable on a staggered basis. The EU AI Act prohibits AI practices that pose “unacceptable” risks and will, in due course, impose material requirements on both the providers and deployers of AI Technologies in other risk categories. The EU AI Act also sets out significant penalties for non-compliance, including fines of up to 7% of annual worldwide turnover or EUR 35 million (whichever is higher) for the most serious breaches. The EU is currently considering targeted amendments to the EU AI Act. The costs of monitoring and responding to such laws and regulations, as well as the consequences of non-compliance, such as legal and regulatory investigations and enforcement actions, could have a material adverse effect on the Company, EQT, one or more EQT Vehicles, one or more EQT Vehicle investors and one or more EQT Vehicle portfolio companies. Such regulations could also reduce or delay societal use of and demand for AI Technologies, which could negatively impact the performance of certain of the EQT Vehicles or their portfolio acquisitions.

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

Risks Related to an Investment in Our Shares

There is no public trading market for the Shares and shareholders bear the risks of owning Shares for an extended period of time due to limited repurchases. If a shareholder sells its Shares to us, the shareholder may receive less than the price it paid.

The Shares have not been registered under the Securities Act, the securities laws of any state or the securities laws of any other jurisdiction and cannot be resold unless they are subsequently registered under the Securities Act and other applicable securities laws or an exemption from registration is available. It is not contemplated that the Shares will ever be registered under the Securities Act or other securities laws. There is no public market for the Shares and none is expected to develop. Accordingly, there are no quoted prices for the Shares. Therefore, repurchase of Shares by us will likely be the only way for a shareholder to dispose of its Shares. We expect to repurchase Shares at a price equal to the transaction price of the class of Shares being repurchased on the date of repurchase (which will generally be equal to our NAV per Share as of the last month of the prior calendar quarter) and not based on the price at which a shareholder initially purchased its Shares. As a result, a shareholder may receive less than the price it paid for its Shares when the shareholder sells them to us pursuant to our share repurchase plan. In addition, there are substantial restrictions upon the repurchase of Shares under the LLC Agreement and applicable securities laws. Repurchase requests pursuant to our share repurchase plan, with certain exceptions, will be subject to the Early Repurchase Fee if the Shares are repurchased within 24 months of the Original Issue Date of such Shares. Consequently, shareholders must be prepared to bear the risks of owning Shares for an extended period of time. See “Item 1. Business—Share Repurchases.”

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

The voting power of the Company’s Shares is vested exclusively in the holders of the Class Q Shares. EQT AB Group owns and is expected to continue to own all of the Company’s outstanding Class Q Shares and has the sole ability to elect directors of the Company. Shareholders have no opportunity to control the day-to-day operations, including acquisition and disposition decisions, of the Company. Shareholders must rely entirely on the Board, the Manager, EQT and their affiliates to conduct and manage the affairs of the Company and its portfolio companies.

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

Within the parameters of the Company’s valuation policies and procedures, the valuation methodologies used to value the Company’s portfolio companies involve subjective judgments and projections that ultimately may not materialize. Ultimate realization of the value of a portfolio company depends to a great extent on economic, market and other conditions beyond the Company’s control and the control of the Manager. Rapidly changing market conditions or material events may not be immediately reflected in the Company’s NAV.

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

The values of the Company’s portfolio companies are established in accordance with the Company’s valuation policies and procedures approved by the Board. The valuation policies and procedures can be modified by the Board. The Company primarily owns and controls certain portfolio companies that do not have readily assessable market values. The Manager determines the estimated values of the Company’s portfolio companies and the Company uses the estimated values provided, as well as inputs from other sources, in computing the Company’s monthly NAV per Share.

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

We have a limited operating history.

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

We have appointed The Bank of New York Mellon as our transfer agent. Among other responsibilities, the transfer agent assists us with the processes for subscriptions, repurchases, conversions, transfers and other types of dealing transactions in connection with the Shares. There is a risk that procedures relating to such dealing transactions may not be performed as expected by shareholders and that errors, delays and/or other negative events may occur in connection with such dealing transactions. In such circumstances, shareholders will, to the extent legally permissible, not have any recourse to us, the Board, the Manager, the administration agent, the distribution agent, the transfer agent or any of their affiliates, each of which, to the extent legally permissible, bears no liability to resolve or procure the resolution of such errors, delays and/or other negative events and disclaims liability to shareholders, prospective investors and, if applicable, their financial intermediaries for any loss in connection with any such errors, delays and/or other negative events which occur in connection with such dealing transactions.

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

In addition, under common law principles that in some cases form the basis for lender liability claims, if a lending institution (i) intentionally takes an action that results in the undercapitalization of a borrower to the detriment of other creditors of such borrower, (ii) engages in other inequitable conduct to the detriment of such other creditors, (iii) engages in fraud with respect to, or makes misrepresentations to, such other creditors or (iv) uses its influence as a shareholder to dominate or control a borrower to the detriment of the other creditors of such borrower, a court may elect to subordinate the claim of the offending lending institution to the claims of the disadvantaged creditor or creditors, a remedy called “equitable subordination.” From time to time, we may acquire and hold interests in different parts of the capital structure in the same portfolio company (e.g., a combination of debt, preferred shares and/or ordinary shares). As a result, we could be subject to claims from creditors of an obligor that our interests in debt issued by such obligor should be equitably subordinated.

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

Residential mortgage-backed securities (“RMBS”) are, generally, securities that represent interest in a pool of residential mortgage loans secured by one to four family residential mortgage loans. Our potential holdings of RMBS are subject to the risks of defaults, foreclosure timeline extension, fraud, home price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal accompanying the underlying residential mortgage loans. To the extent that assets underlying such holdings of RMBS are concentrated geographically, by property type or in certain other respects, we may be subject to certain of the foregoing risks to a greater extent. In the event of defaults on the residential mortgage loans that underlie our potential holdings of RMBS and the exhaustion of any underlying or any additional credit support, we may not realize our anticipated return on our holdings, and we may incur a loss on these holdings.

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

The value of our Shares to shareholders depends in part on the treatment of the Company and the Operating Subsidiaries as flow-through entities for U.S. federal income tax purposes. However, it is expected that in order for the Company to be treated as a partnership for U.S. federal income tax purposes, under present law, 90% or more of the Company’s gross income for every taxable year will have to consist of “qualifying income,” as defined in Section 7704 of the Code, and the Company must not be required to register, if it were a U.S. corporation, as an investment company under the Investment Company Act and related rules. Although the Company intends to operate in a manner such that it will not need to be registered as an investment company if it were a corporation and so that it will meet the 90% test described above in each taxable year, the Company may not meet these requirements, or current law may change so as to cause, in either event, the Company to be treated as a corporation for U.S. federal income tax purposes. If the Company (or the Operating Subsidiaries) were treated as a corporation for U.S. federal income tax purposes, adverse U.S. federal income tax consequences could result for the shareholders and the Company.

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

The Company expects to structure substantially all of its acquisitions, including U.S. portfolio companies, and/or to hold its interests in its Operating Subsidiaries, through one or more Non-U.S. Holding Corporations. Such acquisitions are structured generally to ensure that the Company is classified as a partnership and not a publicly traded partnership taxable as a corporation, to avoid generating UBTI, and to provide simplified tax reporting for shareholders. No assurances can be provided that the Company’s structures will achieve their intended results. Such Non-U.S. Holding Corporations may be subject to corporate income tax. Consequently, items of income, gain, loss, deduction, or credit realized in the first instance by the portfolio companies will not flow, for U.S. federal income tax purposes, directly to the Company or shareholders, and any such income or gain may be subject to a corporate income tax, in the United States or other jurisdictions, at the level of such Non-U.S. Holding Corporation. Any such additional taxes may materially and adversely affect the Company’s ability to maximize its cash flow and returns to investors.

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

The Company and/or its shareholders could become subject to unforeseen taxation in any jurisdiction in which the Company operates, is managed, is advised, is promoted or makes acquisitions. While it is intended that the activities of the Company and the Manager should not create a permanent establishment or other form of taxable presence of the Company in any jurisdiction in which the Company or the Manager operates or invests, there is a risk that the relevant tax authorities in one or more of such jurisdictions could take a contrary view. If for any reason the Company is held to have a permanent establishment or other such presence in any such jurisdiction, the Company and/or its shareholders could be subject to significant taxation in such jurisdiction. In addition, taxes incurred in such jurisdictions by the Company may not be creditable or deductible by the Company or its shareholders in their respective jurisdictions.

Base erosion and profit shifting measures being adopted by Member States may materially impact how returns to shareholders are taxed and may give rise to additional reporting and disclosure obligations for shareholders.

The Organization for Economic Co-operation and Development, together with the G20 countries, has committed to reduce perceived abusive global tax avoidance, referred to as base erosion and profit shifting (“BEPS”). As part of this commitment, an action plan has been developed to address BEPS with the aim of securing revenue by realigning taxation with economic activities and value creation by creating a single set of consensus based international tax rules. As part of the BEPS project, new rules dealing with the operation of double tax treaties, the definition of permanent establishments, interest deductibility and how hybrid instruments are taxed were introduced. To support the national implementation of BEPS in the EU, the EU Council has adopted an Anti-Tax Avoidance Directive (“ATAD I”) of July 12, 2016 and an amendment thereto of May 29, 2017 (“ATAD II” and, together with ATAD I, “ATAD I/II”) that address many of these issues. The measures included in the Anti-Tax Avoidance Directive have been implemented into the national law of each Member State, which Luxembourg has done.

ATAD I/II may have a material impact on how returns to shareholders are taxed. ATAD I/II may also give rise to additional reporting and disclosure obligations for shareholders and may also result in EQT implementing strategies which may not be optimal for one or more shareholders.

ATAD I/II covers, inter alia, hybrid mismatches resulting from the different characterization of a financial instrument or an entity. The ATAD I/II anti-hybrid rules only apply within the context of (i) a structured arrangement (see below), (ii) between “associated enterprises,” (iii) between a head office of an entity and a permanent establishment, (iv) between two or more permanent establishments of the same entity or (v) in cases of dual residency. Separately, the controlled foreign company rules prescribed by the ATAD I were introduced in the Luxembourg Income Tax Law as from fiscal years starting on or after 1 January 2019. The Luxembourg controlled foreign company rules target non-distributed income of controlled foreign companies arising from non-genuine arrangements which have been put in place for the essential purpose of obtaining a tax advantage.

Pursuant to ATAD II, Luxembourg has a “reverse hybrid rule” which is applicable as from tax year 2022. Luxembourg’s adaptation of this law provides that a Luxembourg transparent entity can be recharacterized as being a tax transparent hybrid entity and hence be treated as a taxable resident and be subject to Luxembourg corporate income tax. Luxembourg transparent partnerships should become liable to corporate income tax in relation to their net income to the extent that such income is not otherwise taxed under the Luxembourg domestic tax law or the laws of any other jurisdictions, provided one or more associated non-resident entities holding in aggregate a direct or indirect interest in 50% or more of the voting rights, capital interests or rights to a share of profit in the Luxembourg partnership are established in a jurisdiction that considers the Luxembourg partnership as a taxable person and such investors are not taxed on their share of the Luxembourg partnership’s income in their jurisdiction(s) of tax residence because of the (reverse) hybrid mismatch (as opposed to other reasons, such as having a tax-exempt status).

However, transparent entities qualifying as a “collective investment vehicle” (“CIV”) are out of the scope of the reverse hybrid entities rules. For the purpose of this rule, CIV is defined as an investment fund that is widely held, holds a diversified portfolio, and is subject to investor protection regulation in Luxembourg.

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

Furthermore, another legislative proposal by the European Commission was published on 22 December 2021 for a Directive setting forth rules to ensure a global minimum level of taxation for multinational groups (“Pillar Two”). The Pillar Two aims at implementing among all 27 Member States the Model Rules published on December 20, 2021, that are consistent with the agreement reached by Inclusive Framework on BEPS on October 8, 2021 and include an Income Inclusion Rule (“IIR”) and an Under Taxed Profit Rule (“UTPR”). In addition, Pillar Two makes use of an option contemplated by the Inclusive Framework whereby the Member State of a constituent entity applying the IIR is required to ensure effective taxation at the minimum agreed level not only for foreign subsidiaries but also for all constituent entities resident in that Member State. The agreed Pillar Two design also includes the Subject to Tax Rule, which is to be implemented through bilateral tax treaties and is not included in Pillar Two. The Commission proposed that the Member States shall transpose Pillar Two into their national laws by December 31, 2023 for the rules to come into effect as of January 1, 2024, with the exception of the UTPR, for which the application was deferred to January 1, 2025.

Mandatory disclosure requirements under DAC 6 could lead to filing requirements for shareholders in the Company with relevant EU authorities.

On May 25, 2018, the EU Council adopted a directive (2018/822 amending Directive 2011/16/EU as regards mandatory automatic exchange of information in the field of taxation) (“DAC6”) that imposes mandatory disclosure requirements for certain EU cross-border tax arrangements which satisfy certain “hallmarks” provided for in DAC6 and which may have a tax advantage as the main or expected benefit (the “Reportable Arrangements”). In the case of a Reportable Arrangement, the information that must be reported includes the name of all relevant taxpayers and intermediaries as well as an outline of the Reportable Arrangement, the value of the Reportable Arrangement and identification of any Member States likely to be concerned by the Reportable Arrangement. The reporting obligation in principle rests with persons that design, market or organize the Reportable Arrangement and professional advisors (intermediaries). However, in certain cases, the taxpayer itself can be subject to the reporting obligation. The information reported will be automatically exchanged between the tax authorities of all Member States.

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
•
Incident Management: EQT has implemented a security incident response plan for prompt and effective handling of cyber incidents. This plan is executed by a tiered response team: a 24/7 Security Operations Center serves as the first line of defense, followed by EQT’s internal security team as the second tier, and an expert incident response and forensics firm as the third. Additional support from external legal counsel is available when necessary. The strategy ensures collaboration with key functions like Risk, Regulatory & Compliance, Corporate Legal and Communications. Detailed playbooks within the plan outline specific actions for various security incident types. At the corporate level, an incident reporting and management process involves EQT’s Chief Information Security Officer (“CISO”) and EQT’s Risk, Regulatory and Compliance team. Should an incident pertain to cybersecurity, it activates the security incident response plan.
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

EQT’s technology systems and those of its, the Manager’s and our third-party service providers are vital for sustaining our operations and strategic initiatives. To manage the risks inherent in these vendor relationships effectively, EQT has established a series of processes. EQT and the Manager engage only with third parties that align with our stringent cybersecurity standards, demanding that these providers demonstrate strong capabilities in key areas such as data protection, incident preparedness, continuity, and vendor risk management. Adopting a risk-based strategy allows EQT to prioritize its efforts, focusing on the most critical vendors to ensure its attention is directed where it is most needed. With regards to EQT’s most critical vendors, EQT requires substantial and credible third-party assurances, such as Service Organization Control Type 2 certifications and International Organization for Standardization certifications, ensuring they meet its high cybersecurity standards.

Further, the contracts for EQPE, the Manager and EQT include stringent data protection and liability clauses in the event of a breach.

Governance and Oversight

EQT’s cybersecurity governance structure is led by the CISO, responsible for EQT’s cybersecurity program. The CISO has many years of experience working with cybersecurity, business continuity, risk management and technology across several industries. The CISO reports to the Information Security Steering Committee (the “Steering Committee”), composed of select Executive Committee members of EQT. The Steering Committee receives quarterly updates from the CISO. Furthermore, the CISO also reports annually to EQT’s Audit Committee and twice a year to a member of EQT’s board appointed to oversee cybersecurity risk. In addition, the Group Risk Function reports to the Risk Committee at least three times per year.

At the EQPE level, oversight of cybersecurity is the responsibility of our Board, receiving at least annual updates on EQT’s cybersecurity program and receiving prompt notice regarding any material cybersecurity incidents that are relevant to EQPE, as well as ongoing updates regarding such incidents. EQT’s cybersecurity program and processes also provide incident escalation to our Chief Financial Officer for any security incidents that meet pre-established reporting thresholds. EQPE’s Chief Financial Officer determines if any cybersecurity events have taken place at the EQPE level and assesses whether those events are material to EQPE based on quantitative and qualitative criteria determined by EQPE’s management, supported by external advisors. When determining the materiality of a cybersecurity event, EQPE considers the actual and potential impact on EQPE’s operations, strategy, performance, cash flows and financial condition. EQPE adheres to EQT’s Incident Handling Playbook and employee awareness training requirements.

Both EQT and our Manager remain committed to adopting the highest cybersecurity standards and practices, continuously enhancing their cybersecurity capabilities, and prioritizing the safeguarding of company and customer data from potential threats. In the last fiscal year, EQT and EQPE have not experienced any cybersecurity incidents that have materially affected us or are reasonably likely to have materially affected our operations, strategy, performance, cash flows or financial health. See “Item 1A. Risk Factors—Risks Related to Our Structure—Cybersecurity risks could result in the loss of data, interruptions in our business and damage to our reputation, and subject us to regulatory actions, increased costs and financial losses, each of which could have a material adverse effect on our business and results of operations.”

Item 2. Properties.

Our corporate headquarters are located at 245 Park Avenue, 34th Floor, New York, NY 10167, and are provided by the Manager. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Part II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Shares

The Company’s Shares are not listed on any recognized securities exchange and there is no established public trading market for the Shares. See “Item 1. Business—Net Asset Value” for a discussion of the Company’s calculation of net asset value per Share in accordance with valuation policies and procedures that have been approved by our Board. The Company’s transactional net asset value is the price at which we sell and repurchase our Shares.

Holders

As of March 31, 2026, the Company had the below number of holders of each outstanding class of Shares:

Class	Number of Holders
Class A-D Shares	1
Class A-I Shares	781
Class A-J1 Shares	483
Class A-J2 Shares	219
Class A-S Shares	1853
Class I Shares	1
Class E Shares	1
Class Q Shares	1
Class T Shares	3
Class H Shares	1

Issuer Purchases of Equity Securities

For the quarter ended December 31, 2025, the Company did not repurchase any of its equity securities that are registered pursuant to Section 12 of the Exchange Act. See “Item 1. Business—Share Repurchases” for information about the Company’s share repurchase plan.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

Overview

The Company was formed as a Delaware limited liability company on June 20, 2024, and the Company operates its business in a manner so that we are not an “investment company” under the Investment Company Act. The Company has a limited operating history and was formed as a holding company that seeks to acquire, own and control Joint Ventures and portfolio companies globally. We commenced commercial operations on July 1, 2025, upon the sale of Investor Shares to third-party investors.

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

We expect that we will continue to own nearly all of our portfolio companies through Joint Ventures alongside one or more EQT Vehicles whose interests are generally aligned with ours, such that a joint acquisition strategy arising from our combined resources provides the Company with opportunities to accumulate a larger share of, and more control over, any potential acquisition. We plan to own all or substantially all of our Joint Venture interests and other interests in portfolio companies directly or indirectly through Operating Subsidiaries. In turn, we expect our Operating Subsidiaries to hold our interests in portfolio companies and Joint Ventures through one or more corporations, limited liability companies or limited partnerships. We expect that most of our Joint Ventures will own a majority of, and/or have primary control over, the underlying portfolio company. Our relative economic interests in such Joint Ventures will vary from acquisition to acquisition.

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

We may also opportunistically acquire a limited amount of indirect exposure to commingled funds, which may include existing and newly formed funds and certain “continuation vehicles.” The Company may invest into vehicles managed by an affiliate of EQT or it may invest into vehicles managed by third parties, through secondary transactions with existing shareholders or limited partners but also through direct subscription with the sponsor(s) of such vehicles. Our acquisition strategy may also include debt of portfolio companies that we control and other debt, equity, equity-like, preferred and/or structured equity securities. While none of these approaches are principal to the Company’s business strategy, we believe that in certain circumstances, such investments may complement the Joint Venture strategy as a ready source of capital deployment at efficient prices and may otherwise help the Company achieve its objective of generating attractive risk-adjusted returns for shareholders. To the extent we pursue any of the foregoing approaches, we expect to do so in a manner so that we are not an “investment company” under the Investment Company Act.

No market currently exists for our Shares. We do not intend to list our Shares for trading on any securities exchange or any other trading market in the near future. There is currently no secondary market for our Shares and we do not anticipate that a secondary market will develop for our Shares. Neither the Manager nor the Dealer-Manager intends to make a market for the Shares.

Recent Developments

On January 1, 2026, the Company sold Investor Shares to third-party investors for cash for aggregate consideration of approximately $55,027,690. On February 1, 2026, the Company sold Investor Shares to third-party investors for cash for aggregate consideration of approximately $57,357,046. On March 1, 2026, the Company sold Investor Shares to third-party investors for cash for aggregate consideration of approximately $74,966,966.

Additionally, see “Note 12. Subsequent Events” to the consolidated financial statements for additional information on acquisitions subsequent to December 31, 2025.

Macroeconomic Environment

To date, 2026 has been marked by continued uncertainty in global markets, driven by investor concerns over inflation, elevated interest rates, ongoing political and regulatory uncertainty, including potential shifts in U.S. trade policy and the imposition of new tariffs, as well as geopolitical instability stemming from the ongoing conflicts in Ukraine, the Middle East and Central and South America.

Further contributing to economic uncertainty, the current U.S. presidential administration has started to implement, significant changes to U.S. trade policy, the size of the federal government, tax policy and the enforcement of various regulations. These policy shifts could introduce additional market instability and reduce investor confidence. For example, the U.S. government has announced tariffs on goods imported from various countries to the United States. Countries subject to such tariffs have imposed, or may in the future, impose reciprocal or retaliatory tariffs and other trade measures. We are actively monitoring these developments and analyzing the potential impacts on our business, the businesses of our portfolio companies and the broader economic environment. In light of these developments, there can be no assurances that political and regulatory conditions will not worsen and/or adversely affect the Company’s fundraising activities and deployment of funds, its portfolio companies or the respective financial performance of the Company and its portfolio companies.

Operating Results Highlights

During the year ended December 31, 2025, we raised aggregate subscription proceeds of $568,721,983 related to Investor Shares. These subscription proceeds were used, in part, to acquire our interests in sixteen portfolio companies totaling $543,113,563 during the year ended December 31, 2025.

The details of total returns on Investor Shares are shown in the following table:

Transactional Net Asset Value Total Returns(1)	Class A-D Shares	Class A-I Shares	Class A-J1 Shares	Class A-J2 Shares	Class A-S Shares	Class E Shares	Class H Shares	Class I Shares	Class Q Shares	Class T Shares
Share Class Inception Date	July 1, 2025	July 1, 2025	July 1, 2025	July 1, 2025	August 1, 2025	July 1, 2025	June 30, 2025	July 1, 2025	June 1, 2025	August 1, 2025
Three months ended December 31, 2025	3.23%	3.99%	3.48%	3.54%	3.86%	5.61%	6.06%	3.42%	6.06%	6.06%
Year ended December 31, 2025	16.59%	16.74%	16.44%	16.44%	11.95%	19.16%	19.92%	16.02%	19.92%	14.65%
Inception to date annualized as of December 31, 2025	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

(1)
“Inception to date annualized” for a given share class, means total return annualized based on the inception date. Past performance is not indicative of future results. Total returns shown reflect the percent change in our Transactional Net Asset Value per share from the beginning of the applicable period, plus the amount of any distribution per Share declared in the period, and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. The Company did not declare or pay any distributions from inception through December 31, 2025. For share classes without twelve months of performance, we have not included the inception to date annualized total return.

Portfolio Companies

As of December 31, 2025, the Company’s portfolio consists of 16 portfolio companies, with an aggregate fair value of $602,874,344. The Company’s portfolio companies were as follows:

Portfolio Company	Description
NEOGOV	NEOGOV is a leading provider of cloud‑based human capital and compliance management software.
IFS	IFS is a leading provider of cloud enterprise software and Industrial AI applications.
Nord Anglia	Nord Anglia is a leading international schools organization.
Avetta	Avetta is a global leader in supply chain risk management software.
Zeus	Zeus is a designer and developer of fluoropolymer tubing for medical devices and industrial applications.
CluePoints	CluePoints is a software provider for risk-based quality management and data quality oversight in clinical trials.
GeBBS	GeBBS is a healthcare revenue cycle management services provider.
WSO2	WSO2 is a leading global provider of open-source API management and integration solutions.
Niwas	Niwas is an affordable housing company.
IMG Academy	IMG Academy is a leading education institution.
Acronis	Acronis is a leading a leading cybersecurity and data protection platform.
Fortnox	Fortnox is a provider of cloud-based software for accounting, payroll, invoicing, and integrated financial services, helping small and micro businesses in Sweden.
Perficient	Perficient is a global digital consultancy that helps the world’s largest enterprises and biggest brands advance their business and drive results through the power of technology.
Adalvo	Adalvo is a leading asset-light B2B dossier developer.
PropertyMe	PropertyMe is a provider of online cloud-based real estate and property management software in Australia.
Fujitec	Fujitec is a leading manufacturer of elevators, escalators, and moving walks in Japan.

During January, February and March 2026, the Company acquired interests in the following portfolio companies:

Portfolio Company	Description
CareNet, Inc.	CareNet, Inc. is a leading digital healthcare platform provider and is based in Japan.
Adevinta Spain	Adevinta operates online marketplaces in Spain, including for consumer goods, real estate, holiday rentals and jobs.
Remember & Company	Remember & Company is a leading AI powered HR tech platform.
Douzone Bizon	Douzone Bizon is a leading enterprise research platform and business software provider in Korea.

Results of Operations

From June 20, 2024 (date of formation) through December 31, 2024, we had not commenced our principal operations and were focused on our formation and the registration statement for the Company. Our Form 10 registration statement automatically became effective on October 29, 2024.

We commenced commercial operations on July 1, 2025, upon the sale of Investor Shares to third-party investors. We are dependent upon the proceeds from our continuous Private Offering in order to conduct our business. We intend to continue to acquire portfolio companies with the capital received from our continuous Private Offering and any indebtedness that we may incur in connection with such activities.

The following table presents our comparative results of operations:

	For the Year Ended December 31,	For the period from June 20, 2024 (Date of Formation) through December 31,
	2025	2024
Investment income
Interest income	$1,761,940	$—
Total investment income	1,761,940	—

Operating expenses
Management fee, net	544,676	—
Performance allocation	7,277,845	—
Legal and professional fees	7,544,582	2,113,578
Deferred offering costs amortization	1,171,279	—
Organization costs	1,919,660	3,348,237
Directors' fees and expenses	463,104	76,667
Servicing fees	799,331	—
General and administrative expenses	813,917	7,457
Other expenses	27,215	—
Total operating expenses	20,561,609	5,545,939
Less: Expenses reimbursed by Manager	(13,093,368)	(5,545,939)

Net operating expenses	7,468,241	—

Net investment income /(loss)	(5,706,301)	—

Net realized gain/(loss) and change in unrealized appreciation (depreciation) on investments and foreign currency translation
Net realized gain (loss) on:
Net realized gain/(loss) on foreign currency transactions	(145,844)	—

Net change in unrealized appreciation/(depreciation) on:
Net change in unrealized appreciation/(depreciation) on investments	57,796,490	—
Net change in unrealized appreciation/(depreciation) on foreign currency translation	1,738,016	—

Net change in unrealized appreciation/(depreciation)	59,534,506	—

Total realized gain/(loss) and change in unrealized appreciation (depreciation) on investments and foreign currency translation	59,388,662	—

Net increase in net assets resulting from operations	$53,682,361	$—

Investment Income

We generate income primarily from our long-term ownership and control of Joint Ventures and portfolio companies and, to a lesser extent, investments in our Liquidity Portfolio, which may consist of dividend income, interest income, and net realized gains or losses and net change in unrealized appreciation or depreciation.

For the year ended December 31, 2025, the Company generated $1,761,940 of interest income.

Expenses

For the year ended December 31, 2025, the Company incurred $20,561,609 in total operating expenses.

For the year ended December 31, 2025, the Manager agreed to reimburse expenses $13,093,368, incurred by the Company pursuant to the Expense Limitation Agreement. The amounts are subject to recoupment within a five-year period.

Going forward, we expect our primary expenses to be the payment of the Performance Allocation to EQT Group as well as other capital and operating expenses.

Management Fee

Pursuant to the Management Agreement, the Manager is entitled to receive a Management Fee from the Company as described under “Note 5. Related Party Transactions” to the consolidated financial statements.

In addition to the fees paid to the Manager, we pay all other costs and expenses of our operations, including compensation of any of our employees and non-investment professional employees of the Manager or EQT, directors, custodial expenses, leveraging expenses, transfer agent expenses, legal fees, expenses of independent auditors, expenses of our periodic repurchases, expenses of preparing, printing and distributing offering documents, shareholder reports, notices, proxy statements and reports to governmental agencies and taxes, if any. See “—Company Expenses” and “Item 13. Certain Relationships and Related Transactions, and Director Independence—Potential Conflicts of Interest.” The Management Fee is offset by certain fees and expenses. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Management Fee Offset.”

For the year ended December 31, 2025, the Company incurred a Management Fee of $544,676.

Performance Allocation

EQT AB Group will be allocated a Performance Allocation as described under “Note 5. Related Party Transactions” to the consolidated financial statements.

For the year ended December 31, 2025, the Company incurred a Performance Allocation Fee of $7,277,845.

Servicing Fees

EQT Partners BD, LLC will be paid servicing fees as described under “Note 5. Related Party Transactions” to the consolidated financial statements.

For the year ended December 31, 2025, the Company incurred Servicing Fees of $799,331. Shareholder servicing fees apply only to Class D Shares, Class S Shares, Class J1 Shares, Class J2 Shares, Class A-D Shares, Class A-S Shares, Class A-J1 Shares and Class A-J2 Shares. For purposes of Transactional Net Asset Value, the Company recognizes shareholder servicing fees as a reduction to Transactional Net Asset Value on a monthly basis as such fees are accrued. For purposes of GAAP Net Asset Value, the Company accrues the cost of the shareholder servicing fees for the estimated life of the shares as an offering cost at the time the Company sells shares in the applicable share classes. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Transactional Net Asset Value to GAAP Net Asset Value.”

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

During the year ended December 31, 2025, we incurred organization costs of $1,919,660. For the period from June 20, 2024 (date of formation) to December 31, 2024, the Company incurred organization costs of $3,348,237. The organization costs relate to legal, accounting, and other corporate services. As of December 31, 2025, the cumulative offering costs incurred by the Company was $2,342,557, and $1,171,279 were deferred and recorded as deferred offering costs in the accompanying Consolidated Statements of Assets and Liabilities.

Expense Limitation and Reimbursement Agreement

Under the Expense Limitation and Reimbursement Agreement, the Manager has agreed to forgo an amount of its monthly Management Fee and/or pay, absorb or reimburse certain expenses of the Company as described under “Note 5. Related Party Transactions” to the consolidated financial statements.

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

For the avoidance of doubt, Company Expenses may include any of the fees, costs, expenses and other liabilities incurred in connection with services provided, or other activities engaged in, by EQT and its affiliates, in addition to third parties. In determining the amount of Company Expenses that may be fairly allocable to the Company and to any EQT Vehicles that may participate in Joint Ventures with the Company, the Manager and its affiliates will take into account such factors as they deem appropriate, including, for example, committed or available capital of the Company and EQT Vehicles, the amount of capital historically held or remaining in a particular holding or similar holdings, the aggregate NAV of the Company and EQT Vehicles and the percentage of similar acquisitions in which the Company or EQT Vehicles have historically participated. The Company reimburses the Manager or its affiliates for certain expenses that are incurred prior to the commencement of operations of the Company, including allocable compensation and overhead of EQT personnel involved in the formation and establishment of the Company and its subsidiaries.

In respect of any acquisitions made by the Company alongside EQT Vehicles or other third parties, fees, costs, expenses or liabilities of, or attributable to, the Company may be temporarily borne by members of EQT AB Group, such EQT Vehicles and/or such third parties. In such circumstances, the Company will be required to reimburse such fees, costs, expenses or liabilities and may bear an arm’s-length cost of funding or interest rate on such amounts.

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

For the year ended December 31, 2025, the Company did not dispose of any interests in portfolio companies and did not recognize any realized gain or loss. The Company incurred realized loss on foreign currency transactions of $145,844.

For the year ended December 31, 2025, total net change in unrealized appreciation on investments and foreign currency translation increased by $59,534,506.

Provision for Income Taxes

The Company intends to operate so that it will qualify to be treated as a partnership for U.S. federal income tax purposes under the Internal Revenue Code and not a publicly traded partnership taxable as a corporation. The Company operates, in part, through subsidiaries that may be treated as corporations for U.S. and non-U.S. tax purposes and therefore may be subject to current and deferred U.S. federal, state and/or local income taxes at the subsidiary level, resulting in a provision for income taxes. For year ended December 31, 2025, provision for income taxes was $0.

Changes in Net Assets from Operations

For the year ended December 31, 2025, net increase in net assets resulting from operations was $53,682,361.

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

Transactional Net Asset Value

We calculate net asset value per Share in accordance with valuation policies and procedures that have been approved by our Board. Our Transactional Net Asset Value is the price at which we sell and repurchase our Shares. Our GAAP net asset value (“GAAP Net Asset Value”) is our net asset value determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The following table provides a breakdown of the major components of our Transactional Net Asset Value as of December 31, 2025 ($ in thousands, except shares):

Components of Transactional Net Asset Value	December 31, 2025
Assets at fair value (cost $543,114)	$602,874
Cash and cash equivalents	22,819
Other assets	11,796
Other liabilities	(6,758)
Accrued performance allocation	(7,278)
Management fee payable	(545)
Accrued shareholder servicing fees(1)	(565)
Transactional Net Asset Value	$622,345
Number of outstanding shares	21,572,016

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

The following table provides a breakdown of our total Transactional Net Asset Value and our Transactional Net Asset Value per share by class as of December 31, 2025 ($ in thousands, except shares and per share data):

Transactional Net Asset Value Per Share	Class I Shares	Class A-I Shares	Class A-D Shares	Class A-J1 Shares	Class A-J2 Shares	Class A-S Shares	Class E Shares	Class Q Shares	Class H Shares	Class T Shares	Total
Transactional Net Asset Value	$12	$117,964	$11,659	$144,497	$22,450	$212,404	$113,225	$1	$1	$131	$622,345
Number of outstanding Shares	400	4,042,036	400,000	4,963,668	771,184	7,589,390	3,800,872	40	40	4,386	21,572,016

Transactional Net Asset Value Per Share as of December 31, 2025	$29.01	$29.18	$29.15	$29.11	$29.11	$27.99	$29.79	$29.98	$29.98	$29.98

Reconciliation of Transactional Net Asset Value to GAAP Net Asset Value

The following table reconciles the Company’s GAAP Net Asset Value to Transactional Net Asset Value ($ in thousands):

December 31, 2025
GAAP Net Asset Value	$610,639
Adjustments:
Accrued shareholder servicing fees	11,706
Transactional Net Asset Value	$622,345

Valuation Methodologies and Significant Inputs

The following table presents additional information about valuation methodologies and significant inputs used for portfolio company holdings that are valued at fair value as of December 31, 2025.

Valuation Methodology	Unobservable Input(s)(1)	Weighted Average(2)	Range	Impact to Valuation from an Increase in Input (3)
Inputs to market comparables and transaction price/other	Weight Ascribed to Market Comparables	90%	0% - 100%	(4)
	Weight Ascribed to Transaction Price/Other	10%	0% - 100%	(5)
Market Comparables	Enterprise Value / EBITDA Multiple	17.9x	13.6x - 19.2x	Increase
	Enterprise Value / Revenue	9.4x	7.6x - 10.1x
	Enterprise Value / EBITDAC Multiple	27.6x	9.2x - 33.4x
	Price / Book	2.3x	2.3x - 2.3x
	Enterprise Value / Cash EBITDAC Multiple	26.7x	26.7x - 26.7x

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
(3)
Unless otherwise noted, this column represents the directional change in the fair value of the Level III investments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant increases and decreases in these inputs in isolation could result in significantly higher or lower fair value measurements.
(4)
The directional change from an increase in the weight ascribed to the market comparables approach would increase the fair value of the Level III investments if the market comparables approach results in a higher valuation than the discounted cash flow approach and transaction price approach. The opposite would be true if the market comparables approach results in a lower valuation than the discounted cash flow approach and transaction price approach.
(5)
The directional change from an increase in the weight ascribed to the transaction price would increase the fair value of the Level III investments if the transaction price results in a higher valuation than the market comparables approach and discounted cash flow approach. The opposite would be true if the transaction price results in a lower valuation than the market comparables approach and discounted cash flow approach.

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

Our primary use of cash will be for (i) acquisition of portfolio companies, (ii) the cost of operations (including the Management Fee and Performance Allocation), (iii) debt service of any borrowings, and (iv) periodic repurchases, including pursuant to our Share Repurchase Plan. We have not made repurchases under the Share Repurchase Plan as of December 31, 2025.

As of December 31, 2025, the Company had $22,819,424 in cash and cash equivalents, which primarily includes $22,482,954 of investment in money market funds.

As of December 31, 2025, we had not declared or paid any distributions.

Cash Flows

Cash used in operating activities

Net cash flow used in operating activities was $434,020,600 for the year ended December 31, 2025 and is primarily the result of funding the acquisitions of portfolio companies.

Cash provided by financing activities

Net cash flow provided by financing activities was $456,839,024 for the year ended December 31, 2025, which primarily reflects the proceeds from the sale of Investor Shares pursuant to our Private Offering.

Since inception on July 1, 2025, through December 31, 2025, the Company has sold approximately $468,533,723 Investor Shares for cash as part of the Private Offering.

As of July 1, 2025, we commenced commercial activities. On August 28, 2024, the Company received an initial capital contribution of $1,000 in cash as consideration for the issuance of 40 Class Q Shares to EQT AB Group. Additionally, on June 30, 2025, the Company issued 40 Class H Shares to the EQT Partners Inc. for aggregate consideration of $1,000. The Company may issue Class E Shares to EQT in connection with the Company’s acquisition of assets in the future. See “—Item 1. Business—Repurchase Arrangement for Class E Shares Held by EQT AB Group” for details around Class E issuances.

Contractual Obligations

See “—Results of Operations” above for our contractual obligations and commitments with payments due subsequent to December 31, 2025.

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

As at December 31, 2025, the Company has not entered into any hedging activities.

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

Related Party Transactions

See “Note 5. Related Party Transactions” in the consolidated financial statements for a description of certain transactions and relationships with related parties.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk.

There was no material change to our market risks during the year ended December 31, 2025. Our primary market risk exposure will be interest rate risk with respect to our indebtedness and credit risk and market risk with respect to use of derivative financial instruments. As of December 31, 2025, we had no indebtedness and did not use any derivative financial instruments. The Manager is responsible for the oversight of risks to our business.

Fair Value Risk

All of our portfolio companies will be reported at fair value. Net changes in the fair value of portfolio companies impact the net increase or decrease in net assets resulting from operations in our statements of operations. Based on portfolio companies held as of December 31, 2025, we estimate that an immediate 10% decrease in the fair value of portfolio companies generally would result in a commensurate change in the amount of net increase or decrease in net assets resulting from operations, regardless of whether the portfolio company was valued using observable market prices or management estimates with significant unobservable pricing inputs.

Based on the fair value of the portfolio companies as of December 31, 2025, we estimate that an immediate, hypothetical 10% decline in the fair value of Level III portfolio companies would result in a decline in net increase in net assets resulting from operations of $60,287,434, if not offset by other factors.

Exchange Rate Risk

We may hold portfolio companies denominated in currencies other than the U.S. dollar. Those portfolio companies may expose us to the risk that the value of the portfolio companies will be affected by changes in exchange rates between the currency in which the portfolio companies are denominated and the currency in which the portfolio companies are made.

Our primary exposure to exchange rate risk relates to movements in the value of exchange rates between the U.S. dollar and other currencies in which our portfolio companies are denominated (including euros), net of the impact of foreign exchange hedging strategies, if any.

We estimate that an immediate, hypothetical 10% decline in the exchange rates between the U.S. dollar and all of the major foreign currencies in which our portfolio companies were denominated as of December 31, 2025 (i.e., an increase in the value of the U.S. dollar against these foreign currencies) would result in a decline in net increase in net assets resulting from operations of $13,720, net of the impact of foreign exchange hedging strategies, if not offset by other factors.

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

With respect to our business operations, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase and the value of our fixed income investments to decline. Conversely, general decreases in interest rates over time may cause the interest expense associated with our borrowings to decrease, and the value of our debt acquisitions to increase. As of December 31, 2025, we had no indebtedness.

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

Item 8. Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements

EQT Private Equity Company LLC

Page
Report of Independent Registered Public Accounting Firm	99
Consolidated Statements of Assets and Liabilities as of December 31, 2025 and December 31, 2024	100
Consolidated Statements of Operations for the year ended December 31, 2025 and for period from June 20, 2024 (date of formation) through December 31, 2024	101
Consolidated Schedule of Investments as of December 31, 2025	105
Notes to Consolidated Financial Statements	105

Report of Independent Registered Public Accounting Firm

To the Shareholder and the Board of Directors

EQT Private Equity Company LLC:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of EQT Private Equity Company LLC and subsidiaries (the Company), including the schedules of investments, as of December 31, 2025 and December 31, 2024, the related consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2025 and for the period from June 20, 2024 (date of formation) through December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2025 and for the period from June 20, 2024 (date of formation) through December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

New York, New York

March 31, 2026

Part I. Financial Information

Item 1. Financial Statements

EQT Private Equity Company LLC

Consolidated Statements of Assets and Liabilities

	December 31, 2025	December 31, 2024
Assets
Investments at fair value (cost: $543,113,563 and $0, respectively)	$602,874,344	$—
Cash and cash equivalents	22,682,225	1,000
Cash in foreign currencies, at fair value (cost: $137,325 and $0, respectively)	137,199	—
Due from Manager	9,349,594	5,545,939
Deferred offering costs	1,171,279	1,655,347
Interest receivable	681,898	—
Total assets	636,896,539	7,202,286

Liabilities
Servicing fees payable	12,270,312	—
Organization costs payable	222,129	3,348,237
Management fee payable, net	544,676	—
Accrued performance allocation	7,277,845	—
Legal and professional fees payable	2,965,365	2,113,578
General and administrative expenses payable	459,081	7,457
Offering cost payable	2,342,557	1,655,347
Directors' fees and expenses payable	122,500	76,667
Other payables	53,022	—
Total liabilities	26,257,487	7,201,286

Commitments and contingencies (Note 8)

Net assets	$610,639,052	$1,000

Net assets are comprised of:
Class A-D Shares, 400,000 and 0 shares authorized, issued and outstanding, respectively	$11,544,380	$—
Class A-I Shares, 4,042,036 and 0 shares authorized, issued and outstanding, respectively	117,964,213	—
Class A-J1 Shares, 4,963,668 and 0 shares authorized, issued and outstanding, respectively	141,481,313	—
Class A-J2 Shares, 771,184 and 0 shares authorized, issued and outstanding, respectively	21,974,022	—
Class A-S Shares, 7,589,390 and 0 shares authorized, issued and outstanding, respectively	204,304,288	—
Class E Shares, 3,800,872 and 0 shares authorized, issued and outstanding, respectively	113,225,357	—
Class H Shares, 40 and 0 shares authorized, issued and outstanding, respectively	1,199	—
Class I Shares, 400 and 0 shares authorized, issued and outstanding, respectively	11,602	—
Class Q Shares, 40 and 40 shares authorized, issued and outstanding, respectively	1,199	1,000
Class T Shares, 4,386 and 0 shares authorized, issued and outstanding, respectively	131,479	—
Net assets	$610,639,052	$1,000

Shares outstanding	21,572,016	40

See notes to consolidated financial statements.

EQT Private Equity Company LLC

Consolidated Statements of Operations

	For the Year Ended December 31,	For the period from June 20, 2024 (Date of Formation) through December 31,
	2025	2024
Investment income
Interest income	$1,761,940	$—
Total investment income	1,761,940	—

Operating expenses
Management fee, net	544,676	—
Performance allocation	7,277,845	—
Legal and professional fees	7,544,582	2,113,578
Deferred offering costs amortization	1,171,279	—
Organization costs	1,919,660	3,348,237
Directors' fees and expenses	463,104	76,667
Servicing fees	799,331	—
General and administrative expenses	813,917	7,457
Other expenses	27,215	—
Total operating expenses	20,561,609	5,545,939
Less: Expenses reimbursed by Manager	(13,093,368)	(5,545,939)

Net operating expenses	7,468,241	—

Net investment income /(loss)	(5,706,301)	—

Net realized gain/(loss) and change in unrealized appreciation (depreciation) on investments and foreign currency translation
Net realized gain (loss) on:
Net realized gain/(loss) on foreign currency transactions	(145,844)	—

Net change in unrealized appreciation/(depreciation) on:
Net change in unrealized appreciation/(depreciation) on investments	57,796,490	—
Net change in unrealized appreciation/(depreciation) on foreign currency translation	1,738,016	—

Net change in unrealized appreciation/(depreciation)	59,534,506	—

Total realized gain/(loss) and change in unrealized appreciation (depreciation) on investments and foreign currency translation	59,388,662	—

Net increase in net assets resulting from operations	$53,682,361	$—

See notes to consolidated financial statements.

EQT Private Equity Company LLC

Consolidated Statements of Changes in Net Assets

	Class A-D Shares	Class A-I Shares	Class A-J1 Shares	Class A-J2 Shares	Class A-S Shares	Class E Shares	Class H Shares	Class I Shares	Class Q Shares	Class T Shares	Total Net Assets
Balance at June 20, 2024 (Date of Formation)	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consideration from the issuance of shares	—	—	—	—	—	—	—	—	1,000	—	1,000
Accrued shareholder servicing fees	—	—	—	—	—	—	—	—	—	—	—
Net investment income/(loss)	—	—	—	—	—	—	—	—	—	—	—
Net realized gain/(loss)	—	—	—	—	—	—	—	—	—	—	—
Net change in unrealized appreciation/(depreciation)	—	—	—	—	—	—	—	—	—	—	—
Balance at December 31, 2024	$—	$—	$—	$—	$—	$—	$—	$—	$1,000	$—	$1,000

Balance at December 31, 2024	$—	$—	$—	$—	$—	$—	$—	$—	$1,000	$—	$1,000
Consideration from the issuance of shares	10,000,000	109,502,087	129,350,420	20,296,778	199,329,438	100,000,000	1,000	65,000	—	116,667	568,661,390
Transfer In	—	59,593	—	—	—	—	—	—	—	—	59,593
Transfer Out	—	—	—	—	—	—	—	(59,593)	—	—	(59,593)
Accrued shareholder servicing fees	(114,657)	—	(3,015,397)	(475,805)	(8,099,840)	—	—	—	—	—	(11,705,699)
Net investment income/(loss)	(106,934)	(1,081,709)	(1,325,571)	(205,948)	(1,949,112)	(1,035,699)	(11)	(106)	(11)	(1,200)	(5,706,301)
Net realized gain/(loss)	(2,733)	(27,647)	(33,879)	(5,264)	(49,816)	(26,471)	—	(3)	—	(31)	(145,844)
Net change in unrealized appreciation/(depreciation)	1,768,704	9,511,888	16,505,740	2,364,261	15,073,618	14,287,527	210	6,304	210	16,043	59,534,506
Balance at December 31, 2025	$11,544,380	$117,964,212	$141,481,313	$21,974,022	$204,304,288	$113,225,357	$1,199	$11,602	$1,199	$131,479	$610,639,052

See notes to consolidated financial statements.

EQT Private Equity Company LLC

Consolidated Statements of Cash Flows

	For the Year Ended	For the Period from June 20 (Date of Formation) through
	December 31, 2025	December 31, 2024
Operating activities
Net increase in net assets from operations	$53,682,361	$—
Adjustments to reconcile net increase in net assets from operations to net cash used in by operating activities:
Net change in unrealized (appreciation)/depreciation on investments	(57,796,490)	—
Net change in unrealized (appreciation)/depreciation on foreign currency	(1,738,016)	—
Net realized (gain)/loss on foreign currency transactions	145,844	—
Amortization of deferred offering costs	1,171,279
Changes in operating assets and liabilities:
Acquisition of portfolio companies	(443,369,015)	—
Increase in deferred offering costs	(687,211)	—
Increase in due from Manager	(3,803,655)	—
Increase in interest receivable	(681,898)	—
Increase in management fee payable, net	544,676	—
Increase in accrued performance allocation	7,277,845	—
Increase in directors’ fees and expenses payable	45,833	—
Increase in servicing fees payable	12,270,312	—
Increase in offering costs payable	687,210	—
Decrease in organization costs payable	(3,126,108)	—
Increase in legal and professional fees payable	851,787	—
Increase in general and administrative expenses payable	451,624	—
Increase in other payables	53,022	—
Net cash used in operating activities	(434,020,600)	—

Financing activities
Proceeds from issuance of shares	456,839,024	1,000
Net cash provided by financing activities	456,839,024	1,000

Net increase in cash and cash equivalents	22,818,424	1,000

Cash and cash equivalents, beginning of period	1,000	—
Cash and cash equivalents, end of period	$22,819,424	$1,000

Supplemental disclosure of operating activities
Class T shares issued in exchange for director fees	$116,667	—

Supplemental disclosure of non-cash financing activities		—
Class E shares issued in exchange for investment acquisitions	$100,000,000	—
Change in shareholder servicing fees	$11,705,699	—

See notes to consolidated financial statements.

EQT Private Equity Company LLC

Consolidated Schedules of Investments as of December 31, 2025

Issuer	Asset	Geography (1)(2)	Currency	Valuation Level	Estimated Fair Value	Estimated Fair Value as a Percentage of Net Assets
Portfolio Companies
Consumer Discretionary (10.06%)
Nord Anglia	Equity interest held through Menrva Lead Co-Investment II. L.P.	APAC	USD	III	$45,979,917	7.52%
IMG Academy	Equity interest held through Acorn Feeder LP	North America	USD	III	15,447,530	2.53%

Information Technology (62.15%)
Neogov	Equity interest held through Newt Aggregator 2, LP	North America	USD	III	100,000,000	16.38%
Fortnox	Equity interest held through Omega Aggregator SCSp	Europe	SEK	III	86,962,981	14.24%
IFS	Equity interest held through Impala Midco S.à r.l.	Europe	EUR	III	53,966,524	8.84%
Avetta	Equity interest held through Artifact Aggregator LP	North America	USD	III	39,371,149	6.45%
Acronis	Equity interest held through Angel Aggregator SCSp	Europe	USD	III	33,235,810	5.44%
Perficient	Equity interest held through Plano Aggregator, L.P.	North America	USD	III	25,288,053	4.14%
WSO2	Equity interest held through Paling Pooling C.V	North America	USD	III	20,647,937	3.38%
PropertyMe	Equity interest held through Filwood, LP	APAC	USD	III	20,000,000	3.28%

Financials (3.33%)
Niwas Housing Finance	Equity interest held through Witkopeend Holdings C.V.	APAC	USD	III	20,307,916	3.32%

Industrial (6.26%)
Fujitec	Equity interest held through Bospolder Pooling C.V.	APAC	USD	III	38,251,205	6.26%

Materials (4.39%)
Zeus	Equity interest held through Lightning Z Aggregator LP	North America	USD	III	26,835,734	4.39%

Health Care (12.54%)
Adalvo	Equity interest held through Artemis Aggregator SCSp	Europe	USD	III	33,316,751	5.45%
CluePoints	Equity interest held through Cluedo SCSp	Europe	EUR	III	23,111,605	3.78%
GeBBS	Equity interest held through Kwabaal Pooling C.V.	North America	USD	III	20,151,232	3.30%

Total Portfolio Companies (cost of $543,113,563)					$602,874,344	98.64%

Money Market Funds
Morgan Stanley Liquidity Government Institutional Fund		North America	USD	I	11,241,714	1.84%
JP Morgan US Government Capital Fund		North America	USD	I	11,241,240	1.84%
Total Money Market Funds (cost $22,482,954)					22,482,954	3.68%

Total Investments and Money Market Funds (cost of $565,596,517)					$625,357,298	102.32%
(1)
The fair value is domiciled across North America (44.25%), Europe (37.76%) and APAC (20.40%).
(2)
The portfolio's cost is domiciled across North America $254,829,864, Europe $194,972,793 and APAC $115,793,860.

See notes to consolidated financial statements.

EQT Private Equity Company LLC

Notes to Consolidated Financial Statements

1.
Organization

EQT Private Equity Company LLC (“EQPE” and the “Company”) was formed on June 20, 2024 as a limited liability company under the laws of the state of Delaware and the Company operates its business in a manner so that we are not an “investment company” under the Investment Company Act of 1940, as amended. The Company is a holding company that seeks to acquire, own and control portfolio companies with the objective of generating attractive risk-adjusted returns and achieving medium-to-long-term capital appreciation through joint ventures (“Joint Ventures”).

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

EQPE conducts a continuous private offering of its investor shares on a monthly basis in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), (i) to accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of shares sold outside of the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act). As of December 31, 2025, the Company offers the following classes of investor shares: Class I Shares, Class D Shares, Class S Shares, Class J1 Shares, Class J2 Shares, Class A-I Shares, Class A-D Shares, Class A-S Shares, Class A-J1 Shares and Class A-J2 Shares (collectively, the “Investor Shares”).

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

Basis of Consolidation

As provided under Regulation S-X and ASC 946, the Company will generally not consolidate its investment in a company other than a wholly owned investment company or controlled operating company whose business consists of providing services to the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

During the year ended December 31, 2025 and 2024, the Company reclassified $92,107 and $7,457, respectively, out of Legal and Professional Fees into General and Administrative Expenses on the Consolidated Statements of Operations. This reclassification had no impact on the net increase in net assets resulting from operations.

Cash and Cash Equivalents

Cash, including cash denominated in foreign currencies, represents cash deposits held at financial institutions or in money market funds with maturities of three or fewer months at the time of acquisition. As of December 31, 2025 and December 31, 2024, the amount of cash and cash equivalents was $22,819,424 and $1,000, respectively.

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

Organization and Offering Costs

Organization costs are expensed as incurred. Organization costs consist of costs incurred to establish the Company and enable it legally to do business. Organization costs will be reimbursed by the Manager, subject to potential recoupment as described in Note 3. For the years ended December 31, 2025 and 2024, the Company incurred organization costs of $1.9 million and $3.3 million, respectively.

Offering costs include registration fees and legal fees regarding the preparation of the initial registration statement on Form 10. Offering costs are accounted for as deferred costs until operations begin. Offering costs will be reimbursed by the Manager, subject to potential recoupment as described in Note 3. For continuous offerings, offering costs are then amortized over the first twelve months of operations on a straight-line basis. Deferred offering costs amortization was $1.7 million as of December 31, 2025. No deferred offering costs amortization was recorded in 2024.

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

Income Taxes

The Company operates so that it will qualify to be treated as a partnership for U.S. federal income tax purposes under the Internal Revenue Code and not a publicly traded partnership taxable as a corporation. As such, it will not be subject to any U.S. federal, state and/or local income taxes. In any year, it is possible that the Company will be considered a publicly traded partnership and will not meet the qualifying income exception, which would result in the Company being treated as a publicly traded partnership taxed as a corporation, rather than a partnership. In such case, the members would then be treated as stockholders in a corporation, and the Company would become taxable as a corporation for U.S. federal income tax purposes.

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

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal and certain state, local and foreign tax regulators. Annually, tax returns are subject to examinations for a period of three to six years from when they are filed under varying statue of limitations.

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

The Manager is ultimately responsible for the Company's NAV calculations

At the end of each month, any change in the Company’s NAV (whether an increase or decrease) is allocated among each Share class based on the relative percentage of the previous aggregate NAV for each share class, adjusted for issuances of shares that were effective on the first calendar day of such month and repurchases that were effective on the last calendar day of such month.

Revenue Recognition

Interest income from money market funds with financial institutions is recorded on an accrual basis to the extent that the Company expects to collect such amounts.

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

Performance Allocation

Under the Amended and Restated Limited Liability Company Agreement of the Company (as amended from time to time, the “LLC Agreement”), so long as the Management Agreement has not been terminated, the Performance Allocation is equal to 15.0% of the Total Return attributable to Investor Shares subject to the 5% Hurdle Amount and a High Water Mark, with a 100% Catch-Up (as such terms are defined under Note 5. Related Party Transactions). Such allocation will be measured and allocated or paid annually and accrued monthly (subject to pro-rating for partial periods), payable either in cash or in Class T Shares.

EQT AB Group may elect to receive the Performance Allocation in cash or Class T Shares. If the Performance Allocation is paid in Class T Shares, such Shares may be repurchased at EQT AB Group’s request and are subject to the repurchase limitations of our Share Repurchase Plan.

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
•
On October 24, 2025, the Company issued 696,132 Class E Shares to EQT Holdings AB, valued at $28.31 per Class E Share, in exchange for the contribution to the Company of ownership interests in Angel Aggregator SCSp ("Acronis"), a global cyber protection company that provides natively integrated cybersecurity, data protection, and endpoint management for managed service providers (MSPs), small and medium businesses (SMBs), and enterprise IT departments.

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

•
On October 24, 2025, the Company acquired ownership interests in Angel Aggregator SCSp ("Acronis"), a global cyber protection company that provides natively integrated cybersecurity, data protection, and endpoint management for managed service providers (MSPs), small and medium businesses (SMBs), and enterprise IT departments, for an aggregate amount of $25,100,000.
•
On October 24, 2025, the Company acquired ownership interests in Fortnox AB (“Fortnox”), a provider of cloud-based software for accounting, payroll, invoicing, and integrated financial services, helping small and micro businesses in Sweden, for an aggregate amount of $75,466,504.
•
On November 26, 2025, the Company acquired ownership interests in PropertyMe (“PropertyMe”), a company that provides Australia’s leading property management software, empowering real estate teams to do their best work with innovative tools, for an aggregate amount of $20,000,000.
•
On December 19, 2025, the Company acquired ownership interests in Perficient Inc. (“Perficient”), a global digital consultancy that helps the world’s largest enterprises and biggest brands advance their business and drive results through the power of technology, for an aggregate amount of $25,180,000.
•
On December 19, 2025, the Company acquired ownership interests in Adalvo (“Adalvo”), a global pharmaceutical company, and one of the leading B2B pharmaceutical companies in Europe, with commercial partnerships in more than 140 countries and over 170+ commercial partners globally, for an aggregate amount of $31,967,424.
•
On December 12, 2025, the Company acquired ownership interests in Fujitec Co., Ltd (“Fujitec”), a specialized global manufacturer of urban space mobility systems, handling elevators, escalators, and moving walks with a supply chain in 24 countries and regions, for an aggregate amount of $36,900,000. The Company acquired additional ownership interests in Fujitec on December 22, 2025, for an aggregate amount of $1,351,205.
4.
Fair Value Measurements - Investments

The following table presents fair value measurements of investments, by major class, as of December 31, 2025, according to the fair value hierarchy:

Valuation Inputs
Investments	Level I	Level II	Level III	Fair Value
Portfolio companies	$—	$—	$602,874,344	$602,874,344
Money Market Funds	22,482,954	—	—	22,482,954
Total	$22,482,954	$—	$602,874,344	$625,357,298

The following table provides a reconciliation of the beginning and ending balances for investments that use Level III inputs for the twelve months ended December 31, 2025:

Investments	Balance as of December 31, 2024	Purchases	Net change in unrealized appreciation on investments	Net change in unrealized depreciation on foreign currency translation	Balance as of December 31, 2025
Portfolio companies	$—	$543,113,563	$57,796,490	$1,964,291	$602,874,344

The following table presents the quantitative information about Level III fair value measurements of the Company’s portfolio companies as of December 31, 2025:

Level III Assets	Fair Value December 31, 2025	Valuation Methodology	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)
Portfolio companies	$602,874,344	Inputs to market comparables and transaction price/other	Weight Ascribed to Market Comparables	90%	0% - 100%	(4)
			Weight Ascribed to Transaction Price/Other	10%	0% - 100%	(5)
		Market Comparables	Enterprise Value / EBITDA Multiple	17.9x	13.6x - 19.2x	Increase
			Enterprise Value / Revenue	9.4x	7.6x - 10.1x
			Enterprise Value / EBITDAC Multiple	27.6x	9.2x - 33.4x
			Price / Book	2.3x	2.3x - 2.3x
			Enterprise Value / Cash EBITDAC Multiple	26.7x	26.7x - 26.7x
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

(3) Unless otherwise noted, this column represents the directional change in the fair value of the Level III investments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant increases and decreases in these inputs in isolation could result in significantly higher or lower fair value measurements.

(4) The directional change from an increase in the weight ascribed to the market comparables approach would increase the fair value of the Level III investments if the market comparables approach results in a higher valuation than the discounted cash flow approach and transaction price approach. The opposite would be true if the market comparables approach results in a lower valuation than the discounted cash flow approach and transaction price approach.

(5) The directional change from an increase in the weight ascribed to the transaction price would increase the fair value of the Level III investments if the transaction price results in a higher valuation than the market comparables approach and discounted cash flow approach. The opposite would be true if the transaction price results in a lower valuation than the market comparables approach and discounted cash flow approach.

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

For the year ended December 31, 2025 the Company recognized Management Fees of $0.5 million in the Consolidated Statements of Operations, of which $0.5 million was payable at period end and included in “Management Fee Payable, net” in the accompanying Consolidated Statements of Assets and Liabilities. The gross Management Fee of $2.1 million was offset by $1.6 million to arrive at the net Management Fee of $0.5 million.

Capital Contributions

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

EQT AB Group will also be allocated a Performance Allocation with respect to all Investor Shares that are repurchased in connection with repurchases of Shares in an amount calculated as described above with the relevant period being the portion of the Reference Period for which such Shares were outstanding, and proceeds for any such Share repurchases will be reduced by the amount of any such Performance Allocation. Such Performance Allocation is calculated based on the Company’s transactional NAV.

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

For the year ended December 31, 2025, the Company recognized a Performance Allocation of $7.3 million in the Consolidated Statements of Operations, of which $7.3 million was payable at period end and included in an accrued Performance Allocation in the accompanying Consolidated Statements of Assets and Liabilities.

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

The Expense Limitation Agreement will be in effect through and including March 31, 2026, but may be renewed by the mutual agreement of the Manager and the Company for successive terms. On March 31, 2026, the Company and the Manager renewed the Expense Limitation Agreement for a successive term through March 31, 2027.

The following table reflects the amounts subject to recoupment pursuant to the Expense Limitation Agreement and the expiration for future possible recoupments by the Manager as of December 31, 2025.

Three Months Ended	Amount	Last Expiration Date
June 30, 2024 (From June 20 to June 30, 2024)	$2,327,457	June 30, 2029
September 30, 2024	3,094,445	September 30, 2029
December 31, 2024	124,037	December 31, 2029
March 31, 2025	945,151	March 31, 2030
June 30, 2025	3,451,971	June 30, 2030
September 30, 2025	5,786,611	September 30, 2030
December 31, 2025	2,909,635	December 31, 2030
Total	$18,639,307

As of December 31, 2025 and 2024, the total amount of expenses to be reimbursed by the Manager is $13.1 million and $5.5 million, respectively.

Dealer-Manager Agreement

On March 22, 2025, the Company entered into a Dealer-Manager Agreement (as amended from time to time, the “Dealer-Manager Agreement”) with EQT Partners BD, LLC (the “Dealer-Manager”).

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

Servicing Fee

The Company pays the Dealer-Manager ongoing Servicing Fees as accrued monthly and payable quarterly. Such Servicing Fee is calculated based on the Company’s transactional net asset value, which is the price at which the Company sells and repurchases its Shares. None of the Class I Shares, Class A-I Shares or the EQT AB Group Shares incurs the Servicing Fee. The Dealer-Manager generally expects to reallow the Servicing Fee to participating broker dealers and other intermediaries. The Company may also pay for certain sub-transfer agency, platform, sub-accounting and administrative services outside of the Servicing Fee.

Under GAAP, the Company accrues the cost of the Servicing Fees, as applicable, for the estimated life of the shares as an offering cost at the time we sell Class D Shares, Class S Shares, Class J1 Shares, Class J2 Shares, Class A-D Shares, Class A-S Shares, Class A-J1 Shares and Class A-J2 Shares.

The Manager remits payment of the ongoing Servicing Fees on behalf of the Company and is reimbursed by the Company for such payments.

As of December 31, 2025 and 2024, the Company has accrued $12.3 million and $0, respectively, of Servicing Fees payable to the Dealer Manager related to Class D Shares, Class S Shares, Class J1 Shares, Class J2 Shares, Class A-D Shares, Class A-S Shares, Class A-J1 Shares and Class A-J2 Shares sold.

6.
Net Assets

The following table is a summary of share activity during the year ended December 31, 2025 and shares outstanding as of that date:

	Shares Outstanding as of December 31, 2024	Shares Issued During the Period	Shares Repurchased During the Period	Transfers in/(out) during the Period	Shares Outstanding as of December 31, 2025
Class A-D Shares	—	400,000	—	—	400,000
Class A-I Shares	—	4,039,919	—	2,117	4,042,036
Class A-J1 Shares	—	4,963,668	—	—	4,963,668
Class A-J2 Shares	—	771,184	—	—	771,184
Class A-S Shares	—	7,589,390	—	—	7,589,390
Class E Shares	—	3,800,872	—	—	3,800,872
Class H Shares	—	40	—	—	40
Class I Shares	—	2,517	—	(2,117)	400
Class Q Shares	40	—	—	—	40
Class T Shares	—	4,386	—	—	4,386
Total	40	21,571,976	—	0	21,572,016

The following table is a summary of share activity during the year ended December 31, 2024 and shares outstanding as of that date:

	Shares Outstanding as of June 20, 2024 (Date of Formation)	Shares Issued During the Period	Shares Repurchased During the Period	Transfers in/(out) during the Period	Shares Outstanding as of December 31, 2024
Class Q Shares	40	—	—	—	40
Total	40	—	—	—	40

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

As of December 31, 2025, the Company has not made any repurchases under the Share Repurchase Plan.

7.
Distributions

The Company did not declare or pay any distributions during the twelve months ended December 31, 2025.

8.
Commitments and Contingencies

Litigation

As of December 31, 2025, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.

Funding Commitments and Others

The Company had no unfunded commitments in portfolio companies as of December 31, 2025 and December 31, 2024, respectively.

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

10.
Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, "Improvement to Income Tax Disclosures", which intends to enhance the transparency and decision usefulness of income tax disclosures through additional disaggregation requirements. The guidance is effective for annual periods beginning after December 31, 2024. The Company did not generate income and did not incur income tax expense or benefit during the year ended December 31, 2025. Accordingly, the adoption of ASU 2023-09 has not impacted the consolidated financial statements or related disclosures.

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

11.
Financial Highlights

The following is a schedule of the financial highlights of the Company attributed to each class of Shares for the twelve months ended December 31, 2025:

	Class A-D Shares	Class A-I Shares	Class A-J1 Shares	Class A-J2 Shares	Class A-S Shares	Class E Shares	Class H Shares	Class I Shares	Class Q Shares	Class T Shares
Per share data attributed to shares (1)
Net asset value per share at beginning of period (December 31, 2024)	$—	$—	$—	$—	$—	$—	$—	$—	$25.00	$—
Consideration from the issuance of shares, net	25.00	27.11	26.06	26.32	26.26	26.31	25.00	25.00	—	26.60
Accrued shareholder servicing fees	(0.29)	—	(0.61)	(0.62)	(1.07)	—	—	—	—	—
Net investment income/(loss) (2)	(0.27)	(0.27)	(0.27)	(0.27)	(0.26)	(0.27)	(0.28)	(0.27)	(0.28)	(0.70)
Net realized and change in unrealized appreciation (2)	4.42	2.34	3.32	3.06	1.99	3.75	5.26	4.28	5.26	4.08
Net increase in net assets attributed to shareholders	$28.86	$29.18	$28.50	$28.49	$26.92	$29.79	$29.98	$29.01	$4.98	$29.98
Net asset value per share at the end of period (December 31, 2025)	28.86	29.18	28.50	28.49	26.92	29.79	29.98	29.01	29.98	29.98

Net assets at end of period (December 31, 2025)	11,544,380	117,964,213	141,481,313	21,974,022	204,304,288	113,225,357	1,199	11,602	1,199	131,479
Shares outstanding at end of period (December 31, 2025)	400,000	4,042,036	4,963,668	771,184	7,589,390	3,800,872	40	400	40	4,386
Weighted average of shares outstanding at end of the period (December 31, 2025)	203,333	1,214,431	2,002,598	285,086	2,021,687	1,536,543	20	916	40	1,703

Ratio/Supplemental data for Shares:
Ratios to net asset value (3) (8):
Operating expenses before performance allocation (4)	(4.70)%	(3.38)%	(4.49)%	(4.45)%	(4.14)%	(5.06)%	(6.65)%	(4.82)%	(4.61)%	(3.55)%
Operating expenses before expenses reimbursed by Manager (4) (5)	(9.95)%	(7.67)%	(9.36)%	(9.30)%	(8.53)%	(5.06)%	(6.65)%	(10.17)%	(4.61)%	(3.55)%
Operating expenses after expenses reimbursed by Manager (4) (5) (6)	(3.38)%	(4.09)%	(4.17)%	(4.21)%	(5.33)%	(0.41)%	(0.14)%	(4.35)%	(1.22)%	0.24%
Operating expenses after performance allocation (4) (5)(6)	(7.37)%	(5.56)%	(6.97)%	(6.92)%	(5.99)%	(5.06)%	(6.65)%	(7.54)%	(4.61)%	(3.55)%
Net investment income/(loss) (4)	(1.91)%	(3.13)%	(2.38)%	(2.58)%	(3.58)%	(2.36)%	(1.94)%	(0.51)%	(1.01)%	(2.44)%
Total GAAP return attributed to Shares based on net asset value (7)	15.44%	12.10%	11.72%	11.29%	6.61%	15.20%	19.92%	12.44%	19.92%	14.65%

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

12.
Subsequent Events

Unregistered Sales of Equity Securities

As of March 1, 2026, EQT Private Equity Company LLC (the “Company”) sold unregistered shares (the “Investor Shares”) of the Company to third-party investors for cash for aggregate consideration of approximately $187,351,702, at a price per Investor Share equal to transactional net asset value (“Transactional Net Asset Value”) per share for the applicable class, which corresponds to the price at which the Company sells and repurchases its shares. The following table provides details on the Investor Shares sold by the Company:

Class	Aggregate Number of Shares Sold(1,2)	Aggregate Consideration(1)
Class A-I Shares	2,066,695	$60,232,236
Class A-J1 Shares	950,312	27,624,183
Class A-J2 Shares	219,547	6,383,880
Class A-S Shares	3,334,146	93,111,403
Total		$187,351,702

(1)
Share and dollar amounts are rounded to the nearest whole number.
(2)
The Company finalized the number of Investor Shares sold on March 18, 2026, following the calculation of the Company’s Transactional Net Asset Value per share as of February 28, 2026 on March 18, 2026.

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

In connection with its ongoing expense management, the Company has assessed the status of the Expense Limitation Agreement, which is scheduled to expire on March 31, 2026. As of March 20, 2026, no extension has been approved.

The Company has evaluated subsequent events through March 31, 2026, the date on which the Consolidated Financial Statements were available to be issued, and concluded that no additional subsequent events have occurred that require disclosure.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives.

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, including our Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), evaluated as of December 31, 2025, the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on its evaluation, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2025.

The rules of the SEC do not require, and this Annual Report on Form 10-K does not include, an attestation report of an independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Appointment of James Yu

On March 25, 2026, EQT Holdings AB appointed James Yu to the Company's Board and the Board appointed Mr. Yu as chairperson of the Company's Board.

Second Amended and Restated Expense Limitation and Reimbursement Agreement

On March 31, 2026, the Company entered into a Second Amended and Restated Expense Limitation and Reimbursement Agreement (the "Second A&R Expense Limitation Agreement") with the Manager, which amended and restated the Amended and Restated Expense Limitation and Reimbursement Agreement, dated as of October 19, 2024, between the Company and the Manager. The Second A&R Expense Limitation Agreement extends the limitation period applicable to Specified Expenses to March 31, 2027. Additionally, pursuant to the terms of the Second A&R Expense Limitation Agreement, the Manager may, in its sole discretion, designate an expense to be a Specified Expense, which expense will be subject to the provisions of the Second A&R Expense Limitation Agreement.

The foregoing description of the material terms of the Second A&R Expense Limitation Agreement is qualified in its entirety by reference to the full text of the Second A&R Expense Limitation Agreement, which is filed herewith as Exhibit 10.3 and is incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

Part III.

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

Board of Directors and Executive Officers

Information regarding the Board and executive officers is set forth below:

Name	Age	Position	Position Held Since
Non-Independent Directors:
James Yu	60	Chairperson	2026
Gautam Nadella	46	Director	2024
Eric Liu	49	Director	2024
Independent Directors:
Martha Willis	65	Director	2024
Barry Curtis	68	Director	2024
Russell Steenberg	73	Director	2025
Executive Officers:
Gautam Nadella	46	Chief Executive Officer	2024
Eric Liu	49	Executive Officer	2024
Bert Janssens	49	Executive Officer	2024
Kosmo Kalliarekos	61	Executive Officer	2024
Brian Channon	43	Chief Financial Officer	2025
Michael Hennen	49	Chief Operating Officer	2024
Bethany Oleynick	45	Legal Director and Secretary	2024

Each director will hold office until his or her death, resignation, removal or disqualification.

Each officer holds office at the pleasure of the Board, or Chief Executive Officer, as applicable, until his or her successor is duly appointed and qualified.

Biographical Information

Directors

Our directors have been divided into two groups—independent directors and non-independent directors.

Non-Independent Directors

James Yu, Chairperson of the Company’s Board and Head of Client Relations and Capital Raising at EQT Partners, joined EQT Partners in April 2013. Mr. Yu is also responsible for the Capital Markets team. Prior to joining EQT Partners, Mr. Yu was a Managing Director in the Leveraged and Acquisition Finance team at Morgan Stanley in London. Prior to that, Mr. Yu served as a Managing Director at J.P. Morgan. Mr. Yu has more than 20 years of investment banking experience in London and New York and has worked on a variety of financing and advisory transactions. Mr. Yu holds a Bachelor of Arts in Economics from Trinity College and an MBA in Finance and Marketing from Columbia Business School. Mr. Yu’s extensive knowledge of EQT’s business and operations, as well as his experience in capital raising and capital markets, will provide significant value to our Board.

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

Eric Liu, Executive Officer of the Company (with a primary focus on the Company’s North American portfolio companies) and a member of its Board, joined EQT in 2014 and is currently a Partner, Co-Head of Private Capital (Europe and North America) (since March 2025), Head of North American Private Equity Advisory Team, and Global Co-Head of the Healthcare Sector Advisory Team. He currently serves on the Board of Directors of Parexel International Corporation, Waystar Holding Corp. (NASDAQ: WAY), Zeus Company, Inc. and United Talent Agency. He previously served on the board of directors of Certara, Inc. (NASDAQ: CERT) from 2017 until 2022, and on the board of directors of Aldevron LLC and Press Ganey Holdings, Inc. Prior to joining EQT, Mr. Liu was a Principal at Warburg Pincus, focusing on private equity investments in the healthcare sector. He also worked in private equity at The Blackstone Group and in venture capital at Draper Fisher Jurvetson. Mr. Liu holds a B.A. in Applied Mathematics from Harvard University and an M.B.A. from the Stanford Graduate School of Business. Mr. Liu’s intimate knowledge of EQT’s business and operations and his prior private equity investments experience provide significant value to our Board.

Independent Directors

Martha Willis, member of the Company’s Board, has over three decades of experience in financial services, specializing in product development, marketing and strategic growth. Since 2023, Ms. Willis has served on the board of trustees (including the audit committee) for SunAmerica Series Trust and Seasons Series Trust, which are registered open-end management investment companies, and currently oversees over 70 portfolios in the related fund complex. Ms. Willis served as the Enterprise Chief Marketing and Communications Officer for TIAA and was the Global Chief Marketing Officer for Nuveen from 2016 to 2022. Prior to joining Nuveen, Ms. Willis was the Chief Product and Marketing Officer at Oppenheimer Funds and held various executive leadership roles at Fidelity Investments, including Executive Vice President of Institutional Product and Marketing. Ms. Willis holds a B.A. in English from the University of the South and is actively involved in numerous industry boards and initiatives aimed at advancing the role of women in finance. Ms. Willis’s extensive experience serving in executive leadership roles and her expertise on new product and new business development provide significant value to our Board.

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

Russell Steenberg, member of the Company’s Board, is a seasoned professional with extensive experience in private equity and asset management. He is the founder and former Global Head of BlackRock Private Equity Partners, having led the division since its inception in 1999 until his retirement in 2023. Prior to joining BlackRock, Mr. Steenberg co-founded and served as Managing Director of Fenway Partners, a middle-market buyout group. He also held senior roles at AT&T Investment Management Company, where he co-headed the AT&T Pension Fund’s private equity investment portfolio. Mr. Steenberg holds a B.A. from St. Lawrence University, an MPA from the American University and an MBA from the Tuck School of Business at Dartmouth College. Mr. Steenberg’s extensive experience serving in executive leadership roles in private equity provides significant value to our Board.

Executive Officers

Gautam Nadella, Chief Executive Officer of the Company and a member of its Board. See “—Directors—Non-Independent Directors” above for Mr. Nadella’s biography.

Eric Liu, Executive Officer of the Company and a member of its Board. See “—Directors—Non-Independent Directors” above for Mr. Liu’s biography.

Bert Janssens, Executive Officer of the Company (with a primary focus on the Company’s European portfolio companies), joined EQT in 2015 and serves as a Partner, Co-Head of Private Capital (Europe and North America) (since March 2025). He has been instrumental in managing high-profile investments and strategic initiatives within EQT. Before EQT, Mr. Janssens worked at Venturebay, a start-up incubator, and BCG in Belgium, followed by eight years at Warburg Pincus in London, focusing on the TMT and Business Services sectors. Mr. Janssens holds a B.Sc. and M.Sc. in Mechanical and Mechatronical Engineering and a postgraduate degree in Finance from the University of Leuven (KUL) in Belgium and an M.B.A. from Harvard Business School.

Kosmo Kalliarekos, Executive Officer of the Company (with a primary focus on the Company’s Asian portfolio companies), began advising Baring Private Equity Asia (BPEA) in 2004 and fully joined BPEA from 2008 until 2022, when the company joined forces with EQT. Mr. Kalliarekos serves as a Partner and the Chairman of North Asia (Japan, Korea and Greater China) for the EQT Private Capital Asia Advisory Team. He serves on the management committee and investment committee of EQT Private Capital Asia, and chairs the Portfolio Performance Review Committee. Prior to BPEA, Mr. Kalliarekos was a founding member and Senior Partner of EY Parthenon, a strategic advisory firm. Mr. Kalliarekos serves on the board of several portfolio companies including Nord Anglia Education and IMG Academy. Mr. Kalliarekos also served on the boards of the Hong Kong International School and the American College of Greece. Mr. Kalliarekos holds a BSc from the Wharton School of the University of Pennsylvania and an M.B.A. from Harvard Business School (High Distinction).

Brian Channon, Chief Financial Officer of the Company and EQT Infrastructure Company LLC, joined EQT in 2025. Before joining EQT, he was Co-Head of Fund Accounting at Hamilton Lane Advisors and served as Treasurer for Hamilton Lane Private Assets Fund, Hamilton Lane Private Infrastructure Fund, Hamilton Lane Private Secondary Fund, and Hamilton Lane Venture Capital and Growth Fund. Earlier in his career, Mr. Channon spent eight years at Ernst & Young LLP in various Assurance and Tax roles. Mr. Channon holds an M.B.A. in Accounting from Bentley University, a B.B.A. in Accounting from the University of Miami, and is a Pennsylvania licensed Certified Public Accountant.

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

Audit Committee

The Audit Committee is composed of Ms. Willis and Messrs. Curtis, and Steenberg, all of whom are independent directors. Mr. Curtis serves as Chair of the Audit Committee. The Audit Committee members meet the current independence requirements of Rule 10A-3 under the Exchange Act and the Board has determined that such members are financially literate. Our Board has determined that each of Mr. Curtis and Mr. Steenberg qualified as an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K.

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

Our Executive Committee meets on an as-needed basis. Its members consist of Mr. Nadella, Mr. Liu, Mr. Janssens and Mr. Kalliarekos.

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

Item 11. Executive Compensation.

Compensation of Executive Officers

We do not currently have any employees but expect to hire certain employees. Our Executive Committee and corporate senior management team is composed of Company officers as well as employees of EQT that are assigned or seconded to the Company. We pay for all expenses related to the services performed for the Company by such persons, including the compensation of our seconded officers, employees and other personnel. Services necessary for our business will generally be provided by individuals who are employees of the Manager, or its affiliates, pursuant to the terms of the Management Agreement, as applicable. Our day-to-day business operations are managed by the Manager. Most of the services necessary for the sourcing and administration of our portfolio are provided by investment professionals employed by the Manager or its affiliates.

None of Mr. Nadella, Mr. Liu, Mr. Janssens, Mr. Kalliarekos, Mr. Channon, Mr. Hennen or Ms. Oleynick will receive direct compensation from us. We do not have employment agreements with our executive officers, we do not provide pension or retirement benefits, perquisites or other personal benefits to our executive officers, our executive officers have not received any nonqualified deferred compensation and we do not have arrangements to make payments to our executive officers upon their termination or in the event of a change in control of us. We will reimburse the Manager and/or their affiliates for Company Expenses incurred on our behalf, which can include the compensation, overhead (including rent, office equipment and utilities) and other expenses incurred, charged or specifically attributed or allocated by the Manager and/or their affiliates in performing administrative and/or accounting services for the Company or any portfolio company (including but not limited to legal and compliance, finance, accounting, operations, investor relations, tax, valuation and internal audit personnel and other non-investment professionals that provide services to the Company). For a description of the fees that we pay the Manager, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Results of Operations—Expenses—Management Fee.” We do not determine the form and amount of compensation and benefits awarded by the Manager or its affiliates to our executive officers for their services to us. Instead, the Manager and its affiliates have discretion to determine the form and level of cash compensation and other benefits paid to and earned by our executive officers for their services to the Manager and its affiliates, including services provided to the Company. Additionally, the Management Agreement does not require our executive officers to dedicate a specific amount of time to fulfilling the Manager’s obligations to us under the Management Agreement and we cannot identify the portion of the compensation received by our executive officers that relates solely to such executive officers’ services to us. To the extent that an allocable portion of compensation received by any of our executive officers can be specifically attributed to services provided by such executive officer to the Company, the Company will disclose such amounts that were remitted to the Manager as reimbursement for payment by the Manager on behalf of the Company. Certain executive officers and non-independent directors, through their financial interests in the Company, may be entitled to a portion of the profits earned by the Company, which includes fees, including compensation discussed herein, payable to (i) the Manager under the terms of the Management Agreement, as applicable, less expenses incurred by the Manager in performing its services under the Management Agreement, as applicable and/or (ii) the holder of the Class H Shares under the LLC Agreement. See “Item 1. Business—Management Agreement” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Compensation of Directors

No compensation is paid to our directors who are not independent directors. We pay each independent director: (i) $150,000 (payable in $100,000 in cash and $50,000 in Class T Shares) per year (prorated for any partial year) and (ii) an additional fee of $10,000 per year for the Chair of the Audit Committee. We are also authorized to pay the reasonable out-of-pocket expenses of each independent director incurred by such director in connection with the fulfillment of his or her duties as an independent director.

The following table sets forth the compensation earned by our directors for the fiscal year ended December 31, 2025.

Name	Fees Earned or Paid in Cash($)	Stock Awards ($)	Total
Suzanne Donohoe*	$—	$—	$—
Gautam Nadella	$—	$—	$—
Eric Liu	$—	$—	$—
Martha Willis	$100,000	$45,833	$145,833
Barry Curtis	$110,000	$45,833	$155,833
Alex Doñé*	$37,500	$—	$37,500
Russell Steenberg*	$75,000	$25,000	$100,000

(1)
Represents the aggregate grant date fair value of awards of Class T Shares calculated under FASB’s ASC 718, Compensation - Stock Compensation. The number of Shares awarded to such independent director on each respective grant date (August 22, 2025 and October 23, 2025) was determined by dividing the applicable compensation amount by the then-current NAV at the date of grant. Such shares were fully vested at the time of grant.

* Mr. Doñé, resigned from the Board as of March 28, 2025. Russell Steenberg, an independent director, was appointed to the Board on March 28, 2025. Additionally, Ms. Donohoe resigned from the Board as of January 30, 2026 and James Yu was appointed to the Board on March 25, 2026.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQT AB Group has made an initial capital contribution of $1,000 in cash, in exchange for 40 Class Q Shares, which confer voting rights, to facilitate the acquisition of the Company’s initial assets. As of the date of this Annual Report on Form 10-K, EQT Holdings AB holds all of the outstanding Class Q Shares issued by the Company and has sole voting and investment power over such Shares. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. The following table sets forth, as of March 31, 2026, information with respect to the beneficial ownership of our Shares by each person known to us to beneficially own more than 5% of any class of voting Shares.

Name and Address(1)(2)	Number of Shares Beneficially Owned	Percent of Class
EQT Holdings AB(2)	40	100%

(1)
The address of the beneficial owner is c/o EQT AB, Box 16409, Stockholm, Sweden 103 27.
(2)
EQT Holdings AB is a wholly owned subsidiary of EQT Treasury AB, which is a wholly owned subsidiary of EQT AB, an entity whose ordinary shares are publicly traded on Nasdaq Stockholm. EQT AB’s ordinary shares are widely held, without a single controlling shareholder, and EQT AB is managed by a board of directors composed of seven members and an executive committee composed of twelve members.

The following table sets forth, as of March 31, 2026, information with respect to the beneficial ownership of our Shares by each of our directors and executive officers and all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There are no Shares subject to options that are currently exercisable or exercisable within 60 days of the date of this Annual Report on Form 10-K. Unless otherwise indicated, all Shares are owned directly, and the indicated person has sole voting and investment power.

Shares Beneficially Owned
Class T Shares
Name and Address(1)	Shares(2)	%(2)
James Yu	—	—
Gautam Nadella	—	—
Eric Liu	—	—
Russell Steenberg	1,348	23.9%
Martha Willis	2,144	38.0%
Barry Curtis	2,144	38.0%
Bert Janssens	-	—
Kosmo Kalliarekos	-	—
Brian Channon	-	—
Michael Hennen	-	—
Bethany Oleynick	-	—
Directors and executive officers as a group (11 persons)	5,637	100%

(1)
The address of each beneficial owner is 245 Park Avenue, 34th Floor, New York, NY 10167.
(2)
Number of shares and percent beneficially owned presented in the table relate to Class T Shares, which are the only share classes held by our directors, and such shares do not have voting rights.

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

Management Agreement

On June 30, 2025, the Company and the Manager entered into the Management Agreement pursuant to which the Manager is entitled to receive the Management Fee. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Expenses—Management Fee” for additional information.

The Management Fee is payable monthly in arrears in an amount equal to (i) 1.25% per annum of the month-end NAV attributable to Class I Shares, Class D Shares, Class S Shares, Class J1 Shares, Class J2 Shares and Class E Shares and (ii) 1.00% per annum of the month-end NAV attributable to Class A-I Shares, Class A-D Shares, Class A-S Shares, Class A-J1 Shares and Class A-J2 Shares for a 36-month period following the Initial Offering and such Founder Shares will receive a Management Fee waiver for a 12-month period following the Initial Offering, and 1.25% per annum of the month-end NAV attributable to such Founder Shares thereafter, each before giving effect to any accruals for the Management Fee, the Servicing Fee, the Performance Allocation, share repurchases for that month, any distributions and without taking into account any taxes (whether paid, payable, accrued or otherwise) of any intermediate entity through which the Company indirectly acquires and holds a portfolio company, as determined in the good faith judgment of the Manager. Such

Management Fee is calculated based on the Company’s transactional net asset value, which is the price at which the Company sells and repurchases its Shares. The Management Fee may be paid, at the Manager’s election, in cash or Class T Shares.

In addition to the fees paid to the Manager, we pay all other costs and expenses of our operations, including compensation of any of our employees and non-investment professional employees of the Manager or EQT, directors, custodial expenses, leveraging expenses, transfer agent expenses, legal fees, expenses of independent auditors, expenses of our periodic repurchases, expenses of preparing, printing and distributing offering documents, shareholder reports, notices, proxy statements and reports to governmental agencies and taxes, if any. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Expenses—Company Expenses” and “Item 13. Certain Relationships and Related Transactions, and Director Independence—Potential Conflicts of Interest.” The Management Fee is offset by certain fees and expenses. See “—Management Fee Offset” below.

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

Additionally, pursuant to the Expense Limitation Agreement, the Manager has agreed to forgo an amount of its monthly Management Fee and/or pay, absorb or reimburse certain expenses of the Company through and including March 31, 2027, to the extent necessary so that, for any fiscal year, the Company’s annual Specified Expenses do not exceed 0.75% of the Company’s net assets as of the end of each calendar month. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Results of Operations—Expenses—Expense Limitation and Reimbursement Agreement.”

Expense Limitation and Reimbursement Agreement

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Expenses—Expense Limitation and Reimbursement Agreement.”

Management Fee Offset

EQT or its affiliates (and in the case of directors’ fees, EQT Executives) are expected to be paid arrangement, directors, consulting, monitoring, advisory, break up, closing fees and other similar fees as further described in the LLC Agreement (“Other Fees”). Any such fees that are accrued in respect of Warehoused Assets before the contribution by EQT AB Group’s proprietary balance sheet (the “Balance Sheet”) contributes such Warehoused Assets to the Company (i) prior to the Initial Offering, are not credited to the Company (and as such, are not Other Fees) and (ii) following the Initial Offering, are credited to the Company (and as such, are Other Fees) when the contribution in kind to the Company for cash and/or Class E Shares is complete and will be in proportion to the value or cost of such Warehoused Asset contributed to the Company. Any such fees that are accrued or paid with respect to Warehoused Assets after the Balance Sheet contributes such Warehoused Assets to the Company are credited to the Company (and as such, are Other Fees) when the contribution in kind to the Company for cash and/or Class E Shares is complete and will be in proportion to the value or cost of such Warehoused Asset contributed to the Company.

The Management Fee payable in any monthly period shall be reduced by an amount equal to any Other Fees allocable to Investor Shares and Class E Shares incurred by the Company, an Operating Subsidiary, a subsidiary or a prospective portfolio company during the immediately preceding monthly period, as such Other Fees are reduced by any Broken Deal Expenses previously incurred (but only to the extent such Broken Deal Expenses have not already been netted against Other Fees or reimbursed by third parties or the Company). To the extent that the amount of Broken Deal Expenses allocable to Investor Shares and Class E Shares incurred during a period exceeds the amount of Other Fees allocable to Investor Shares and Class E Shares received during such period, the Manager may, in its sole discretion, apply such excess amount of Broken Deal Expenses against Other Fees (as described in the preceding sentence) in subsequent periods or seek direct reimbursement of such amounts from the Company as a Company Expense. In the event that the amount of fee reduction referred to in the preceding sentences exceeds the Management Fee for such monthly period, such excess shall be carried forward to reduce the Management Fee payable in following monthly periods. To the extent such excess fee reduction remains unapplied upon the Company’s final distribution of assets, the Manager or an affiliate thereof shall retain such unapplied amount. For the avoidance of doubt, service costs, asset leasing fees, loan servicing fees and regulated broker-dealer fees do not constitute Other Fees. Additionally, certain types of fees paid to EQT and its affiliates (including procurement and digitalization advisory fees, capital markets services fees (including where any member of EQT AB Group acts as an underwriter, syndicator, guarantor or finance provider (or provides services in relation thereto, including “sell-down” services) in respect of the financing of an investment on arm’s-length terms) and fees in respect of any financing product provided with respect to one or more portfolio companies) and certain fees paid to EQT personnel and/or EQT Industrial Advisors will not be credited against the Management Fee in the manner contemplated above. Advisors and other consultants of EQT, none of which are affiliates of EQT, are also expected to receive consulting fees, directors’ fees, sourcing fees or other fees, as applicable, at market rates, and such fees will continue to be charged and will not be credited against the Management Fee in the manner contemplated above even if any of them were to become a subsidiary or an affiliate of EQT.

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

Class Q Shares Issuance

On August 28, 2024, the Company issued 40 Class Q Shares to EQT AB Group. As of the date of this Annual Report on Form 10-K, EQT AB Group holds all of the Company’s outstanding Class Q Shares.

Class H Shares Issuance

On June 30, 2025, the Company issued 40 Class H Shares to the Manager at a price of $25.00 per Class H Share, for aggregate consideration of $1,000. As of the date of this Annual Report on Form 10-K, the Manager holds all of the Company’s outstanding Class H Shares.

Dealer-Manager Agreement

On March 22, 2025, the Company entered into the Dealer-Manager Agreement with the Dealer-Manager.

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

Potential Conflicts of Interest between the Company and other EQT Vehicles

EQT Partners Inc.

The Manager acts as an adviser and/or service provider of or with respect to multiple EQT Vehicles and, in the future, may act as an adviser and/or service provider of or with respect to other EQT Vehicles. This may present a conflict of interest if the Manager, as the manager of the Company and an adviser and/or any service provider of or with respect to one or more other EQT Vehicles, pursues the interests of the Company and another EQT Vehicle simultaneously. For example, to the extent the Company and one or more such other EQT Vehicles participate in the same acquisition, then conflicts of interest may arise in respect of such acquisition (including regarding their respective governance rights in respect of the portfolio company, their participation in any follow-on acquisitions and their liquidity rights or requirements, including exit timeframe, with respect to such portfolio company). Please refer to the section below entitled “—Joint Participation in Acquisitions” for further details of the types of conflicts that may materialize in such circumstances and how they may be addressed. In addition, in circumstances where such conflicts arise, among other things, personnel of the Manager may be split such that only certain directors of the Manager will be able to participate in meetings, and vote on matters, relating to the Company, and such directors shall not be entitled to participate in, or vote on matters relating to, such other EQT Vehicle. If such a split should not be feasible or practicable, the matter may be referred to the EQT Conflicts Committee (defined herein) for a recommended course of action. EQT has also established a dedicated investment committee for each EQT Vehicle in respect of which it acts as the manager, with a view to managing potential conflicts which may arise in acting as the manager for more than one EQT Vehicle. As mentioned above, alternative procedures for managing such conflicts of interest may also be established from time to time. Accordingly, in circumstances where such a conflict of interest arises, decisions and recommendations relating to the Company are, to the extent practicable, sought to be made independently of any decisions and recommendations made by the Manager and/or its affiliates as a manager or service provider in respect of any other EQT Vehicle.

Advisory Professionals and other EQT Professionals

The functions and duties that members of EQT AB Group and EQT Executives (including, for the avoidance of doubt, Advisory Professionals and executives of EQT Partners) undertake for the benefit of the Company, or in the case of Advisory Professionals on behalf of EQT Partners, are not exclusive and such members of EQT AB Group and EQT Executives may perform similar functions and duties for other members of EQT AB Group and/or other EQT Vehicles and conflicts of interest may arise in allocating time, services and/or functions among such members of EQT AB Group, other EQT Vehicles and the Company.

Advisory Professionals and EQT Executives who are members, employees, officers or directors of EQT AB Group entities that provide advice to the Manager and/or provide advice to, or are active members of or participants on, any relevant committees or boards or involved with the activities of the Company may be members, employees, officers or directors of entities or advisory teams that make investment decisions for or provide advice to other EQT Vehicles, their respective general partners, managers or equivalent committees, boards or similar and other business lines/strategies within EQT AB Group more generally (including in relation to the same portfolio company). Certain Advisory Professionals and EQT Executives may therefore have significant other advisory responsibilities in addition to providing advice to the Manager in respect of the Company or acting as members of or participants on any relevant committees or boards or involved with the activities of the Company, including with respect to portfolio companies of other EQT Vehicles (which in some cases may also be a portfolio company held or operated by the Company). In addition, Advisory Professionals and EQT Executives that provide advice to the Manager and/or provide advice to, or are active members of or participants on, any relevant committees or boards involved with the activities of the Company may themselves provide advice to the general partners, manager or operators of other EQT Vehicles. This could present a conflict of interest if such persons pursue the interests of, or have a fiduciary duty obligation to, the Company and another EQT Vehicle simultaneously. It is expected that one or more EQT Executives and/or Advisory Professionals (including through their membership of any acquisition committee or portfolio management function) may potentially be involved in decisions and/or recommendations in respect of allocation of acquisition opportunities to the Company and other EQT Vehicles as well as decisions and/or recommendations in relation to the arrangements of the Company’s and another EQT Vehicle’s participation in one or more portfolio companies. Such circumstances may generate conflicts of interest where any such EQT Executive(s) and/or Advisory Professional(s) is or are required, in separate capacities, to act in the interest of both the Company and the relevant other EQT Vehicle but any such action taken or action not taken in relation to one may influence any action to be taken or action not to be taken for the other. Certain EQT Executives may also, as part of EQT Partners’ services, be appointed to the board of a portfolio company (or perform a similar role or function in respect of a project) of an EQT Vehicle (generally in a supervisory capacity with a view to monitoring the performance of such portfolio company (or development of a project) in accordance with the relevant EQT Vehicle’s shareholder or equivalent rights) and situations may arise in which an EQT Executive has a duty to or an interest in a portfolio company which conflicts with its duties to, or the interests of, the Company or a portfolio company of the Company (e.g., where the portfolio company is a competitor of, or has a business relationship with, a Company portfolio company or is looking to make a strategic acquisition of a business that the Company is also looking to acquire). This may include circumstances where an EQT Executive has been appointed to the board (or similar supervisory committee) of a portfolio company (or, if applicable, its holding entity), and represents both the interests of the Company and of one or more other EQT Vehicles which have interests in such portfolio company and whose interests diverge in respect of such portfolio company. In such circumstances, the EQT Executive may be conflicted between acting in the interest of the Company and in the interest of the other EQT Vehicle(s) (for example, where it would be in the Company’s interest to fully dispose of the portfolio company where the other EQT Vehicle(s) wishes to retain their stake). In these circumstances and in connection with the Company’s use of Joint Ventures through which it makes acquisitions, the Company may not be able to require the other EQT Vehicle(s) to dispose of their holdings alongside the Company, for example, through the exercise of drag-along or similar rights (even if such other EQT Vehicle holds a minority position) which may impact the willingness of a potential buyer to acquire the portfolio company or the price and/or terms on which a sale can be achieved and therefore the ability of the Company to successfully dispose of its interest. In addition, members of EQT AB Group may arrange or advise portfolio companies of other EQT Vehicles in relation to the acquisition of companies or businesses that are complementary to their existing businesses without offering such opportunities to the Company and such portfolio companies and the companies or businesses that they acquire may compete with the interests of the portfolio companies of the Company and/or the companies or businesses that they acquire.

The Manager believes that a compensation structure and other economic incentive schemes have been established that will help to reduce or limit any artificial incentives to resolve or take a course of action with respect to conflicts on a basis that inequitably favors one EQT Vehicle over another EQT Vehicle. Through its receipt and allocation of the Performance Allocation to be received among certain professionals within EQT AB Group, EQT is able to create an alignment of its interests and those of such professionals with the interests of the Company’s shareholders. However, professionals within EQT AB Group, including those who are involved in managing the Company and including, potentially, the non-independent directors on the Company’s Board and members of the Executive Committee, may hold investments in or carried interest in (or be entitled to receive other performance-based compensation from) multiple EQT Vehicles which may present conflicts of interest and create incentives to resolve or take a course of action with respect to a conflict in a manner that is more favorable to another EQT Vehicle than the Company (including as a result of having a greater investment or carried interest investment (or other performance-based compensation entitlements) in such other EQT Vehicle than the Company, or the matter in respect of which a conflict arises having a disproportionate bearing on such professional’s economic entitlement in respect of such other EQT Vehicle as compared with the Company with respect to the conflict matter at hand). Members of EQT AB Group, and directors, officers and employees of members of EQT AB Group may hold an indirect investment in, or receive other economic enticements with respect to, the Company (or beneath the Company through a subsidiary holding vehicle) or otherwise invest directly or indirectly alongside the Company through one or more co-investment schemes established for such purpose.

Board of Directors of the Company

The functions and duties that members of the Board (some of whom may be members of EQT AB Group and EQT Executives) undertake for the benefit of the Company, are not exclusive and such members of the Board may perform similar functions and duties for other members of EQT AB Group (including, without limitation, the Manager) and/or other EQT Vehicles and/or third parties and, accordingly, conflicts of interest may arise in allocating time, services and/or functions among such other members of EQT AB Group, other EQT Vehicle, one or more third parties and the Company.

Members of the Board may be members, employees, officers, managers or directors of EQT AB Group entities or advisory teams that provide advice to the general partner, manager and/or operator of other EQT Vehicles or may be third parties (including third-party investment managers and/or service providers). Certain members of the Board may therefore have significant other responsibilities in addition to their responsibilities in respect of the Company, including with respect to portfolio companies of other EQT Vehicles and/or other third parties. This may present a conflict of interest if such persons pursue the interests of the Company or a third party and another EQT Vehicle simultaneously. Certain members of the Board which are EQT Executives may also, as part of EQT Partners’ services to the Manager, be appointed to the board of a portfolio company of an EQT Vehicle (generally in a supervisory capacity with a view to monitoring the performance of such portfolio company in accordance with the relevant EQT Vehicle’s shareholder rights) and situations may arise in which such a member has a duty to or an interest in a portfolio company which conflicts with its duties to, or the interests of, the Company. Similar conflicts may arise with the interests of members of the Board which are not EQT Executives, including with respect to their engagement with third parties, some of which may compete with the interests of the Company.

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

Non-EQT Board Members

Members of the Board who satisfy the director independence tests provided for in Section 303A.02 of the New York Stock Exchange Listed Company Manual, as amended from time to time (each, a “Non-EQT Board Member”), may perform similar functions to their functions in respect of the Company for other EQT Vehicles (to the extent consistent with their ability to serve as independent directors of the Company) and may perform similar functions for, and have duties to, other organizations and businesses that may give rise to conflicts of interest. In certain cases, Non-EQT Board Members may also be appointed to the board of portfolio companies of other EQT Vehicles or third-party sponsors, typically in a non-executive capacity, and have other business interests that give rise to conflicts of interest with the interests of the Company and its portfolio companies. The Non-EQT Board Members may also gain knowledge, expertise and information by virtue of their role with respect to one or more portfolio companies which may benefit one or more competing organizations or businesses in respect of which the Non-EQT Board Members separately provide advice or otherwise have an interest.

Advisory Committee

From time to time, the Manager may establish an Advisory Committee (“AC”), whose role is to assist the Manager in the evaluation of acquisition opportunities and to act as an independent opinion from the team of Advisory Professionals relating to the Company, to seek its input on the evaluation of acquisition opportunities. Members of the AC may be involved on equivalent bodies or otherwise provide advice, or hold interests, in respect of other EQT Vehicles, may invest in other EQT Vehicles and may also be more generally involved in separate business interests. This may present conflicts of interest. In the event that any member of the AC has an actual or potential conflict of interest by virtue of such member’s involvement with or investment in other EQT Vehicles or other business interests, such member shall be required to disclose such interest but may still be called upon to consider the conflicted matter, as determined on a case-by-case basis by the Manager in its sole discretion. Members of the AC (among other persons) are entitled to be indemnified out of the assets of the Company with respect to their activities relating to the Company, subject to certain limitations as set out in the Management Agreement. Relatedly, where an AC has been formed with respect to the activities of the Company, no guarantees can be given that the Manager will always consult with the AC with respect to the evaluation of acquisition opportunities, and the Manager will not be required to follow any recommendation provided by the AC with respect to any acquisition opportunity or related matters. All acquisition related decisions will be taken by the Manager and any views presented by the AC represent a recommendation only.

EQT Industrial Advisors

The Manager may consult one or more EQT Industrial Advisors in selecting portfolio companies and in supporting the development of portfolio companies to create value for shareholders. The functions undertaken by the EQT Industrial Advisors with respect to the Company and any of its portfolio companies will not necessarily be exclusive and the EQT Industrial Advisors may perform similar functions for other EQT Vehicles and may perform similar functions for, and have duties to, other organizations and businesses that may give rise to conflicts of interest. In certain cases, EQT Industrial Advisors may also be appointed to the board of portfolio companies (or perform a similar role or function in respect of a project) of other EQT Vehicles, typically in a non-executive capacity, and have other business interests that give rise to conflicts of interest with the interests of the Company or a portfolio company of the Company. Similarly, the EQT Industrial Advisors may be appointed to the board of a portfolio company (or, if applicable, its holding entity) that may give rise to conflicts of interest with the interests of another portfolio company of the Company. The EQT Industrial Advisors may also gain knowledge, expertise and information by virtue of their role with respect to one or more portfolio company which may benefit one or more competing organizations or businesses in respect of which the EQT Industrial Advisors separately provide advice or otherwise have an interest. The EQT Industrial Advisors are generally not considered to be directors or officers of EQT and may be retained by members of EQT AB Group on a consultancy basis for a fee payable by such members. Further, the EQT Industrial Advisors may receive directors’ fees and other cash and non-cash compensation in respect of their roles as a director or officer (or member of a similar supervisory board) of a portfolio company (or, if applicable, its holding entity). Amounts charged by the EQT Industrial Advisors will not necessarily be confirmed as being comparable to market rates for such services. Shareholders should note in particular that: (i) the EQT Industrial Advisors are permitted to retain all directors’ fees (and the equivalent) received by them in respect of acting as a director or officer of a portfolio company (or, if applicable, its holding entity); (ii) certain EQT Industrial Advisors may be paid a consultancy fee where they are involved in a specific project relating to the Company (such as due diligence with respect to a potential acquisition), which fee will be paid either by the Company or, if applicable, the relevant portfolio company or its holding entity (and therefore indirectly borne by shareholders in respect of their ownership of Shares); and (iii) in limited situations where the EQT Industrial Advisor has been particularly successful in generating an acquisition opportunity or has made a material contribution to the successful completion of an acquisition opportunity, a discretionary success fee may also be payable in which case such fee would be borne by the Company or, if applicable, the relevant portfolio company or its holding entity (and therefore indirectly borne by shareholders in respect of their ownership of Shares), with the net proceeds of such success fee being re-invested by the EQT Industrial Advisor in the relevant portfolio company. The EQT Industrial Advisors participating in the portfolio performance review process may separately be paid a bonus out of the sale proceeds of the relevant portfolio company (which would therefore reduce the proceeds payable to the Company) if such company has increased in value since the EQT Industrial Advisor joined the portfolio performance review process. None of the above amounts will be credited against the Management Fee payable to the Manager and which is borne by shareholders of the Company.

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

Acquisition Opportunities Alongside EQT Vehicles

The Company expects to acquire portfolio companies by itself and alongside other EQT Vehicles. The Company expects that acquisition opportunities will continue to arise that are suitable for the Company and one or more other EQT Vehicles, managed account and/or other types of investment vehicle or arrangement (including special purpose acquisition vehicles) managed, operated or advised by any member of EQT AB Group.

Prospective investors should note that certain EQT Vehicles, managed accounts and/or other investment vehicles or arrangements have objectives, mandates and/or policies that overlap with those of the Company and that relevant members of EQT AB Group may in the future establish Other Vehicles with objectives, mandates and policies that overlap with those of the Company. For this and other reasons, the Company believes that acquisition opportunities will continue to arise, potentially on a frequent basis, that are either suitable for pursuit by both the Company and any such Other Vehicle or that meet only certain, but not all, relevant criteria for allocation to the Company and as such are offered solely or in part to such Other Vehicle. Prospective investors should also note that one or more Other Vehicles which commenced activity prior to the Company’s establishment have objectives, mandates and policies that overlap with those of the Company, and that in such circumstances the Company may only receive allocations of such portions of relevant acquisition opportunities which remain available once such Other Vehicle’s appetite for participating in such acquisition opportunities has been satisfied in full.

Accordingly, to the extent that a potential acquisition opportunity is suitable for an Other Vehicle as well as the Company, shareholders should be aware that, having regard to factors such as those outlined below, it may be determined that the Company should not be allocated all or any part of such opportunity and that such opportunity should instead be allocated, in whole or in part, to one or more Other Vehicles. While the potential for conflicts relating to the allocation of acquisition opportunities cannot be wholly eliminated, to the extent that any potential acquisition opportunities have been identified by EQT Partners which fall within the acquisition strategy of the Company and those of any Other Vehicle, then, subject to any existing contractual arrangements (including contractual arrangements which may limit the allocation of an acquisition opportunity (or any portion thereof) to certain EQT Vehicles (including the Company) compared to other EQT Vehicles) (in addition to the arrangements set out herein) or legal, tax or regulatory requirements or restrictions to the contrary or circumstances where it is not practicable to do so and/or any circumstances where the relevant opportunity is otherwise deemed by the Manager to be unsuitable or imprudent for pursuit by the Company (and therefore not to be pursued by the Company), the head (or, as the case may be, a co-head) of the relevant advisory team in relation to the Company and the head (or, as the case may be, a co-head) of the team within EQT Partners that provides advice to the Other Vehicle shall seek to agree on a recommendation for the Manager to provide to the Company and for such head (or, as the case may be, a co-head) of the team within EQT Partners that provides advice to the Other Vehicle to provide to the operator, manager or general partner (as applicable) of the Other Vehicle with respect to the allocation of such acquisition opportunities between the Company and any such Other Vehicle. In the event that no agreement can be reached or such recommendation is not accepted, then the Allocations Committee (or a subset of its members or a sub-committee thereof) shall reasonably determine the recommendation for the Manager to provide to the Company and for such head (or, as the case may be, a co-head) of the team within EQT Partners that provides advice to the Other Vehicle to provide to the manager, general partner, advisor and/or operator (as applicable) of the Other Vehicle with respect to the allocation of any such acquisition opportunity. Any such recommendation determination (whether made by the aforementioned team heads (or, as applicable, co-heads) or by the Allocations Committee (or a subset of its members or a sub-committee thereof)) shall be made in good faith and on a fair and reasonable basis, taking into consideration such factors as may be deemed relevant including, but not limited to, the total amount of the proposed acquisition and the relative amounts that the Company and Other Vehicle have available for deployment, the proposed closing date of the transaction, the remaining terms of the Other Vehicle, the sourcing of the transaction and the nature and extent of involvement in the transaction of the Advisory Professionals that relate to the Company and to such Other Vehicle, the nature of the focus of the Company and such Other Vehicle and legal, tax, regulatory or similar considerations relevant to the Company and Other Vehicle.

In addition to the foregoing, subject to the terms of the LLC Agreement and the Management Agreement, circumstances may arise where the Manager determines that a suitable acquisition opportunity should not be offered to the Company in full or at all, in which case part or all of any such opportunity (as applicable) may then be offered to the operator, manager or general partner (as applicable) of an Other Vehicle or to co-investors, without allocation based on the procedures described above, on the basis that the Manager has determined not to participate in the relevant acquisition opportunity in full or at all. This includes circumstances in which the Manager determines that the Company should not pursue some or all of an acquisition opportunity including, but not limited to, situations in which such acquisition would exceed the Company’s full desired concentration in a relevant business sector or industry, and/or geographical region, because such acquisition would, for example, result in the Company exceeding relevant acquisition guidelines or in circumstances where such opportunity is otherwise deemed unsuitable or imprudent having regard to the business case for, and expected requirements of, the opportunity and the ability of the Company to meet such requirements over the duration of the expected holding period for the asset. In such circumstances, the Manager is expected to first make a determination as to whether the Company has satisfied its demand to participate in such acquisition opportunity to the full extent desired or otherwise determines such acquisition opportunity is not suitable or would be imprudent (in whole or in part) for participation by the Company (having regard to factors such as those referred to above) in which case any such acquisition opportunity may be offered for allocation to the operator, manager or general partner (as applicable) of an Other Vehicle or to co-investors. See “—Co-investment Opportunities and Broken Deal Expenses” for further information regarding co-investment opportunities and related conflicts.

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

Further, the participation by an Other Vehicle alongside the Company could result in, or necessitate, such Other Vehicle securing one or more options, rights and/or other entitlements in relation to a portfolio company which may be exercised independently from, and in a manner that does not necessarily align with the best interests of, the Company. Such rights, options and/or entitlements may be obtained and exercised in circumstances where such Other Vehicle is a co-controlling or minority shareholder (or the equivalent) alongside the Company and, where a minority shareholder, such rights, options and/or entitlements may extend beyond those that might typically be expected to be held by a minority investor holding an equivalently sized stake or shareholding alongside the Company, including to accommodate certain legal, tax, regulatory or structuring considerations. While the interests of the Company and any such Other Vehicle are generally expected to align, circumstances could arise where such Other Vehicle seeks to exercise (or chooses refrain from exercising) such rights, options and/or entitlements at a time or in a manner which does not necessarily align with the interests of the Company, which could have an adverse impact on the Company and shareholders. Similarly, the Company itself may seek to exercise (or choose to refrain from exercising) its rights, options and entitlements with respect to the portfolio company (as the majority holder of the portfolio company) in circumstances where any such Other Vehicle (as a co-controller or minority holder of the portfolio company) decides to exercise (or refrain from exercising) its rights, options and entitlements in a different manner than the Company, and the rights of the Company (as the majority holder or co-controller) will not necessarily extend to obliging such Other Vehicle to follow any particular course of action (or inaction). This could include circumstances where, for example, the Company (as the majority holder or co-controller) determines to sell its holding at a time where such Other Vehicle (as a minority holder or co-controller) decides to retain all or a portion of its stake in the relevant portfolio company, or vice versa. In such circumstances, a decision by such Other Vehicle (as a minority holder or co-controller) not to exit at the same time as the Company may adversely impact the ability of the Company to successfully sell its stake in the portfolio company (for example, because a prospective purchaser wishes to acquire the entire shareholding (or the equivalent), including, in a case where such Other Vehicle does not wish to sell, the portion held by such Other Vehicle (as a minority holder or co-controller) or, in a case where such Other Vehicle sells its stake before the Company does, the portion held by the party or parties that purchased the Other Vehicle’s stake) and/or the terms (including with respect to price) on which the Company can make such sale (for example, because any proposed purchaser would, as the new majority holder or co-controller, need to accommodate the rights, options and/or entitlements of such Other Vehicle (or, in a case where such Other Vehicle sells its stake before the Company does, the party or parties that purchased the Other Vehicle’s stake), which rights, options and/or entitlements may extend beyond those typically expected for a minority holder or co-controller retaining an equivalent stake in a company or project). Such options, rights and/or other entitlements may also include a “right of first offer,” “right of first refusal” and/or similar rights, in each case granted to the Company by an Other Vehicle and/or granted by the Company to an Other Vehicle to be exercised in connection with any proposed sale of an interest in a portfolio company by the Company or an Other Vehicle. Additionally, to the extent an Other Vehicle determines to sell its holding at a time when the Company decides to retain all or a portion of its stake in such portfolio company, and the proposed disposition transaction is not consummated, the Company may be required to pay its pro rata share of any Broken Deal Expenses resulting therefrom. Circumstances could also arise where a third-party buyer makes an offer to the Company and an Other Vehicle to purchase a portion of their respective interests in a portfolio company on terms that the Other Vehicle believes to be attractive and where the partial disposition, if executed, would cause the Company’s interest in the portfolio company to be an “investment security” within the meaning of the Investment Company Act. This could lead to a conflict of interest in that the partial disposition could have an adverse effect on the Company from an Investment Company Act standpoint but would be beneficial for the Other Vehicle due to the attractive terms of the offer.

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

Shareholders should also note that professionals within EQT AB Group who are involved in managing the Company, including, potentially, the non-independent directors on the Company’s Board, may hold investments in, be invested in carried interest in (or be entitled to receive other performance-based compensation from), one or more Other Vehicles that participate in the same acquisitions as the Company, which may present conflicts of interest and create incentives to resolve or take a course of action with respect to a conflict in a manner that is more favorable to such Other Vehicles than the Company. Please also refer to “—Advisory Professionals and other EQT Professionals” above.

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

To mitigate any such potential conflicts (including when acquiring debt of companies in which the Company holds an equity interest), the operators, general partners and/or managers of the other EQT Vehicles will adopt certain conflicts protocols (including requirements for the acquisition of any such debt to be consistent with arm’s-length terms). Although the Manager believes that such protocols will limit the potential for conflicts of interest, situations may arise where applying such protocols does not necessarily resolve any such conflicts in the shareholders’ best interests.

Such potential conflicts may be more significant where the Company holds multiple portfolio companies alongside another EQT Vehicle where both have co-control or similar rights, such that the decisions and views of such other EQT Vehicle may materially impact the ability of the Company to act (or not act) in the manner it otherwise would have liked to. While it is generally expected that in such circumstances, the Company and such other EQT Vehicle would have an alignment of interest, this may not always be the case. In particular, prospective investors should note that, if the Management Agreement is terminated by the Company, the Company is obligated to forfeit any controlling interest in any joint venture, and the participation by other EQT Vehicles in the portfolio companies held by the Company may impact the Company’s ability to find a suitable replacement manager, and the ability of any such replacement manager to exercise rights with respect to the underlying portfolio companies (including the ability to sell interests therein) may be restricted, all of which may adversely affect the ability of the Company to operate in the manner intended following termination of the Management Agreement. Moreover, the Company may acquire one or more portfolio companies alongside another EQT Vehicle on terms which provide for the investors in such EQT Vehicle (subject to certain conditions being met) to exercise certain rights to remove or replace members of EQT AB Group as the manager, general partner and/or operator of such EQT Vehicle and to replace such member of EQT AB Group with a third-party manager, general partner and/or operator whose interests with respect to one or more portfolio companies in which the Company invests do not align with those of the Company. In such circumstances, any such replacement may seek to exercise rights with respect to a portfolio company in which the Company holds an interest (or otherwise frustrate the rights of the Company) in a manner which adversely affects the interests of the Company with respect to such portfolio company. In such circumstances, the ability of the Company to exercise rights with respect to the underlying portfolio companies (including the ability to sell interests therein) may be restricted, all of which may adversely affect the ability of the Company to operate in the manner intended.

In the event of a restructuring or work-out plan in which contractual terms are altered or additional capital is required to be contributed by the Company, the AC will, where applicable, be consulted.

Affiliated Broker-Dealer and Underwriting Activities

EQT has formed, and may in the future determine to form, invest in or utilize one or more broker-dealer (or similar) entities that may, from time to time, either itself or in conjunction with third parties (including as the case may be, through arrangements entered into with third-party finance providers) be engaged to manage, provide services, or otherwise participate in, underwriting syndicates, or similar activities, with respect to the securities and debt instruments of portfolio companies and non-controlled entities in or through which the Company and various EQT Vehicles make acquisitions (including, potentially, co-investment vehicles relating thereto). EQT itself may choose to underwrite the financing of all or part of an acquisition in whole, or in part, using its own balance sheet capital, and may provide capital markets advisory, acquisition financing, syndication and/or “sell-down” services and related services to one or more portfolio companies of the Company or other EQT Vehicles. Similarly, EQT itself may provide guarantees, equity commitment letters and/or other undertakings supported by its own balance sheet capital with respect to prospective acquisitions to be made by or on behalf of the Company, in connection with which it may charge an arrangement and/or commitment or other similar types of fees for the provision of such services. Affiliated broker-dealers could, as a consequence of such activities, hold positions in instruments and securities issued by the Company’s portfolio companies, enter into obligations to acquire such instruments or securities, and engage in transactions that could also be appropriate acquisitions for the Company. Any such arrangements would be entered into on terms consistent with an arm’s-length transaction, that EQT determines to be within customary market norms for unaffiliated broker-dealers or other third parties providing similar services. EQT and/or one or more of its affiliates engaged in any such activities may receive an underwriting, syndication, sell-down, placement, commitment, arrangement and/or other fees or compensation in connection with such services which may be retained by EQT and/or one or more of its affiliates (as applicable) without any reduction of, or offset against, the Management Fee which is borne by the shareholders. In certain circumstances, where an EQT-affiliated broker is participating in underwriting and financing transactions, it could be doing so as lead or sole arranger, in which case, it will be responsible for establishing the relevant fees and other payments charged to the Company’s portfolio companies or other issuers in which the Company holds an interest. In addition, the Company could be prevented from participating in a Joint Venture as a result of an EQT-affiliated broker participating in such underwriting or financing transactions. Where an EQT-affiliated broker-dealer serves as underwriter with respect to a portfolio company’s securities, the Company will generally be subject to a “lock-up” period following the offering under applicable regulations or agreements during which time its ability to sell any securities that it continues to hold is restricted. This could prejudice the Company’s ability to dispose of such securities at an opportune time.

Certain conflicts of interest in connection with the Company may arise due to the potential engagement of any such broker-dealers that may be affiliated or otherwise have contractual arrangements in place with EQT, in particular in respect of any portfolio companies or vehicles with respect to which the EQT affiliated broker-dealers provide services. For example, EQT may be seen as incentivized to: (i) seek to influence the decision by a portfolio company’s management to retain or otherwise transact with an EQT affiliated broker-dealer, instead of other broker-dealers that may be more appropriate or offer better terms, but who are unaffiliated with EQT; or (ii) structure portfolio company transactions, including co-investment opportunities, so that they require the use of an EQT affiliated broker-dealer. Conflicts could further arise where EQT may be incentivized to underwrite and/or syndicate securities, or provide guarantees or commitments, as a result of the fees that could be earned from EQT itself underwriting the financing or providing a guarantee or commitment of an acquisition. Moreover, in situations where an EQT affiliated broker-dealer, as a result of such activities, holds a position in a portfolio company (or, if applicable, its holding entity) in which the Company or an EQT Vehicle holds interests (including as a result of a shortfall arising as a result of an incomplete or failed syndication), the arrangement may lead to a conflict between the EQT affiliated broker-dealer and the Company and/or such EQT Vehicle in the event of a default by, or the liquidation of, the portfolio company or a restructuring or renegotiation of the terms of a loan or other relevant securities. In certain circumstances, including by way of an example, where a portfolio company becomes distressed and the participants in the relevant offering have a valid claim against the underwriter, the Company or the participating EQT Vehicle may have a conflict in determining whether to seek recourse or sue an EQT affiliated broker-dealer. While such potential conflicts cannot be excluded, any EQT affiliated broker-dealer will generally seek to provide such underwriting activities as part of an underwriting syndicate where the EQT affiliated broker-dealer would exercise any voting or other rights relating to a portfolio company of the Company in line with the voting and exercise of corresponding rights held by other, non-EQT affiliate, members of such syndicate, with any fees charged in connection with its services being charged on a consistent basis with other non-EQT affiliated broker-dealers providing similar services as part of such syndicate.

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

With respect to portfolio companies of the Company, the Company has the ability to acquire controlling or other significant influence positions in some of its portfolio companies and will also seek to acquire some portfolio companies in which it does not acquire such positions. The Company could at times have the ability to elect some or all of the members of the board of directors of its portfolio companies and thereby influence and control their policies and operations, including the appointment of management, future issuances of common stock, or other securities, the payments of dividends, if any, on their common stock, the incurrence of debt, amendments to their certificates of incorporation and bylaws, and entering into extraordinary transactions. Certain actions of a portfolio company that EQT is in a position to control or influence by reason of the Company’s interest in such company could be in the interests of the Company but adverse to the interests of an EQT Vehicle that has also invested in the portfolio company or vice versa. For example, the Company could have an interest in pursuing an acquisition that would increase indebtedness, a divestiture of revenue-generating assets, or another transaction that, in EQT’s judgment, could enhance the value of the Company’s assets, but would subject any debt investments including opportunistic credit, mezzanine debt investments and high-performing debt strategies made by an EQT Vehicle to additional or increased risk.

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

Conflicts Associated With Liquidity

As the Manager of the Company and an affiliate of EQT and the manager of, or an affiliate of the manager of, other EQT Vehicles, a conflict of interest may arise for the Manager and for one or more members of EQT AB Group where the Company requires further liquidity or where there are competing payments to be made which require funding and therefore additional liquidity. In such circumstances, it may be in the Manager’s and EQT’s interest to ensure that the payment of the Company’s liabilities to the Manager and EQT are prioritized ahead any payments otherwise due to shareholders, service providers and other parties not related to EQT, including by utilizing the Liquidity Portfolio to meet payments prioritized by the Manager, imposing limitations on Share repurchases as set out in this Annual Report on Form 10-K (including, as the case may be, modifications to or suspensions on Share repurchases), taking actions to dispose of the Company’s portfolio companies as quickly as possible (including where doing so would be at a discount to their underlying value, where such disposal is to a member of EQT AB Group or another EQT Vehicle and where the Company would not be required to offer existing investors pre-emption or similar rights in respect of such disposal), and similar actions. Any prioritization to meet competing payments that are due (or anticipated to become due) will be made by the Manager in its discretion. Although the Manager will have regard to the interests of the Company when having to prioritize, this will require an exercise of judgment as to which payments should be prioritized ahead of others, which may not always result in the most favorable outcome for the Company and its shareholders. Moreover, in such circumstances, the Manager may agree to a member of EQT AB Group providing a source of liquidity to the Company, including by such member of EQT AB Group purchasing Shares or its relevant holding entities (which may have the effect of diluting the interests of other shareholders), providing the Company with a credit facility (which may result in the Company having to bear interest costs, arrangement fees and other amounts in addition to assuming priority repayment obligations in respect of amounts borrowed), purchasing one or more portfolio companies held by the Company (which may be at a discount to the cost or value of the relevant portfolio company and may represent those select investments held by the Company that the relevant member of EQT AB Group considers most attractive and is therefore willing to acquire) or other arrangements with similar intentions, each of which may be made on terms EQT AB Group considers reasonable having regard to the circumstances and which may conflict with the interests of the Company and its shareholders and may be advantageous to certain shareholders (i.e., those seeking liquidity through Share repurchases) but disadvantageous to others (i.e., those not seeking liquidity through Share repurchases), as described further below.

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

In addition, certain circumstances may arise where EQT may provide interim financing for the purpose of bridging a potential acquisition by the Company with a view to subsequent syndication and/or may acquire a portfolio company directly or indirectly with a view to subsequently selling such portfolio company, in whole or in part, to the Company, or otherwise act as a lender to, and/or provide certain guarantees, commitments and/or other undertakings for the benefit (directly or indirectly) of the Company and/or its holding vehicles for such purposes. In circumstances where EQT warehouses a portfolio company which is subsequently syndicated (in whole or in part) to the Company or finances the warehousing of an acquisition with an “initial” or “holding” structure for the Company, the cost of the Company acquiring any such “warehoused” portfolio company shall represent the cost to EQT in warehousing such portfolio company together with the cost of funding in acquiring such portfolio company and/or any related syndication/transfer/financing costs (including, as applicable, any associated taxes). More generally, EQT itself may provide other financing and related services with respect to the activities of the Company, including a subscription line or other loan facility or guarantees, commitments or other undertakings, for purposes of bridging the acquisition by the Company of portfolio companies pending sufficient subscriptions being received from shareholders, meeting other liabilities (including meeting establishment and/or operating costs and broken-deal costs with respect to prospective acquisitions that fail to complete)

and/or providing operating cash to the Company or to one or more portfolio companies of the Company. Any such services may present actual or potential conflicts of interest, including as a result of a relevant member of EQT AB Group charging fees, interest and other payments or compensation to the Company for such services without any deduction or offset against the Management Fee borne by shareholders. Conflicts could also arise in circumstances where either the Company or a relevant member of EQT AB Group providing such services breaches their respective obligations under any agreed financing agreement or similar arrangement (including, for example, as a result of the Company failing to meet a repayment obligation under such financing agreement or similar arrangement, or a relevant member of EQT AB Group failing to meet a committed lending obligation under such facility agreement or similar arrangement). Such arrangements would be entered into on a basis consistent with arm’s-length terms (including as regards to fees and interest associated with such facility or commitments or guarantees made pending sufficient subscriptions being received) that the Manager determines to be within customary market norms for finance providers of appropriate caliber having taken steps to evaluate terms being offered by other finance providers as a benchmark for its own terms. In this regard, prospective investors of the Company should note that it is anticipated that a member of EQT AB Group may provide financing for purposes of enabling the Company to acquire portfolio companies pending the receipt of sufficient subscriptions for Shares of the Company as well as entering into one or more guarantees (directly or indirectly) for the benefit of the Company, and/or one or more of its subsidiary vehicles, in connection with equity commitment letters or similar agreements entered into with respect to the proposed acquisition of a portfolio company for the benefit of the Company. The terms of such financing and/or guarantees will be no less favorable to the borrower or other counterparty than those of the financing and/or guarantees provided by third-party lenders for the same purposes (if any) or will otherwise be assessed by the Manager against other finance providers to provide for terms consistent with an arm’s-length financing arrangement for a similar transaction. Please also refer to the section below entitled “—Use of Credit Facilities” for further details regarding such potential borrowing. Prospective investors should note that no guarantees or assurances can be given that such facility or guarantee arrangements will remain available for use by the Company and to the extent that any such facility or guarantee arrangement ceases to be available for whatever reason and the ability of the Company to pursue its acquisition strategies and consummate acquisitions may be adversely effected. Where EQT itself provides any financing services to the Company and does so as part of a syndicate of banks and other financial institutions, in circumstances where a conflict arises, it will vote as a creditor in line with the majority of the syndicate or abstain from voting.

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

Service Providers

Certain conflicts of interest in connection with the Company may arise due to the engagement of service providers that are affiliated with EQT or are owned by a member of EQT AB Group or an EQT Vehicle or a portfolio company owned by the Company or any other EQT Vehicle, or in which a member of EQT AB Group or any EQT Vehicle or a portfolio company owned by the Company or any other EQT Vehicle holds an interest, as well as management teams from one or more such portfolio companies, including those described above in the section entitled “—Affiliated Broker-Dealer and Underwriting Activities.” Portfolio companies held by the Company and/or any other EQT Vehicle or portfolio companies in which a member of EQT AB Group, the Company or any other EQT Vehicle holds an interest may be selected by the Manager or by another member of EQT AB Group to perform certain services and functions for the benefit of one or more of the Company, its portfolio companies, other EQT Vehicles and their portfolio companies, including, but not limited to, loan servicing, underwriting and/or placement activities, consulting (including with respect to the digital development and procurement activities of such portfolio companies), management, advisory and other functions. Such potential affiliations between a particular service provider and members of EQT AB Group, the Company, other EQT Vehicles and/or the portfolio companies of the Company and/or other EQT Vehicles may influence the Manager and, where applicable, other members of EQT AB Group in deciding whether to select such a service provider to perform services for the Company or in respect of any acquisition by the Company (the cost of which will generally be borne by the Company). Additionally, certain service providers to the Company and its portfolio companies will also provide goods or services or have business, personal, political, financial or other relationships with the Manager, a member of EQT AB Group or an EQT Vehicle. These relationships could influence the Manager and EQT in deciding whether to select or recommend any such advisor or service provider to perform services for the Company or a portfolio company (the cost of which will generally be borne directly or indirectly by the Company or its portfolio companies, as applicable). Notwithstanding the foregoing, the Manager will select such service providers on an arm’s-length basis and will endeavor to ensure that any such service provider will provide the Company and/or its portfolio companies with at least comparable services at comparable quality and costs as third-party service providers. In particular, shareholders should note that procurement or digitalization services may be provided by any member of EQT AB Group to a portfolio company or the Company and that, subject to the terms of the LLC Agreement and the Management Agreement, any fees, costs, expenses and liabilities in respect of any such procurement or digitalization services may be borne by the Company or by a relevant portfolio company itself and such amounts will not reduce or be offset against the Management Fee borne by shareholders. EQT may also in the future determine to form or invest in one or more additional service providers that may provide assistance to the Company and/or other EQT Vehicles and their respective portfolio companies. Such arrangements would be entered into on an arm’s-length basis on terms that the Manager determines to be within customary market norms for service providers of appropriate caliber.

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

Conflicts Relating to Data; Possession of Material Non-Public Information; Other Limitations on Leveraging Firm-Wide Resources

Members of EQT AB Group may obtain data from the other EQT Vehicles and their respective portfolio companies, including data relating to business operations, trends, budgets, customers and other metrics, which may allow members of EQT AB Group to be better placed to anticipate macroeconomic trends, and otherwise develop investment themes, as a result of its access to this data. Although the Manager believes that these activities would improve its management capabilities, such information may, more generally, benefit and be used by EQT AB Group in connection with its wider business activities (including in respect of one or more other EQT Vehicles and their respective portfolio companies) without any compensation being payable to (whether through a Management Fee offset or otherwise), or other benefit accruing to, the Company and its shareholders. For example, information from a portfolio company owned by the Company may enable EQT to better understand a particular industry and execute trading and investment strategies in reliance on that understanding for the benefit of EQT and/or Other Vehicles that do not own an interest in such portfolio company, without compensation or benefit to the Company or its portfolio companies.

Furthermore, except for (i) contractual obligations to third parties to maintain confidentiality of certain information, (ii) policies, practices and procedures designed to ensure confidentiality of trade secrets, and (iii) compliance with applicable data privacy laws, laws prohibiting insider trading, anti-competition laws and laws protecting national security interests, EQT is generally free to use data and information from the Company’s activities in its sole discretion for the benefit of EQT and Other Vehicles. Additionally, EQT may be able to monetize such data in a more direct fashion, including by selling such data or derivatives thereof to third parties or contributing such data to one or more entities in which EQT has an ownership interest that would provide services based in whole or in part on such data. The sharing and use of “big data” and other information presents potential conflicts of interest and the shareholders acknowledge and agree that any benefits received by members of EQT and their respective personnel (including fees (in cash or in-kind), costs and expenses) will not be subject to the priority profit share offset mechanism or otherwise shared with the Company or shareholders. As a result, the Manager may have an incentive to pursue investments that have data and information that can be utilized in a manner that benefits EQT or Other Vehicles.

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

It is expected that many shareholders who may have expressed an interest in co-investment opportunities may not be allocated any co-investment opportunities or may receive a smaller amount of co-investment opportunities than they would ideally like to receive. Moreover, transaction-specific returns, and a shareholder’s overall returns from its exposure to the Company’s portfolio companies, may be affected significantly by the extent to which shareholders are offered and choose to participate in co-investment opportunities. Nothing in this Annual Report on Form 10-K, our Registration Statement on Form 10 or the LLC Agreement constitutes a guarantee, prediction or projection of the availability of future co-investment opportunities. Returns from co-investments are not aggregated with the Company’s returns, including for purposes of determining the Performance Allocation entitlement under the LLC Agreement. Co-investment opportunities may be offered to third parties who are not shareholders, and those opportunities may be offered to third parties in priority to some or all of the shareholders.

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

Members of EQT AB Group or other parties may, in the future, similarly acquire an interest in a portfolio company as principal and subsequently sell some or all of it to the Company. In particular, circumstances may arise where the Company is not in a position to make a commitment to an acquisition, in which case a member of EQT AB Group may (but shall not be obliged to) temporarily make such commitment or acquisition as a warehoused asset for the benefit of the Company (i.e., with a view to subsequently syndicating such commitment or asset to the Company). Similarly, a member of EQT AB Group may acquire an asset and subsequently syndicate, or sell some or all of it, to the Company notwithstanding the availability of capital from the shareholders and other investors thereof or applicable credit facilities which can be used by the Company (which may include circumstances where such amounts as are available to the Company have been earmarked or reserved for other uses or contingent liabilities).

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

Buying and Selling Businesses, Investments and/or Assets from and to Portfolio Companies; Cross Transactions

The Company’s portfolio companies may sell parts of their businesses, investments and/or assets to portfolio companies of other EQT Vehicles or their respective related parties, including parties which such portfolio companies, or other EQT Vehicles, own or have invested in, and vice versa. Purchases and sales of businesses, investments and/or assets between portfolio companies, on the one hand, and portfolio companies of other EQT Vehicles or their respective related parties, on the other hand, are not generally expected to be subject to the review or approval of any shareholder. These transactions may involve conflicts of interest, as EQT may receive fees and other benefits, directly or indirectly, from or otherwise have interests in both parties to the transaction, including different financial incentives EQT may have with respect to the parties to the transaction. For example, there can be no assurance that any part of the business of a portfolio company of the Company that is sold will not be valued or allocated a sale price that is lower than might otherwise have been the case if such asset were sold to a third party rather than to a portfolio company of another EQT Vehicle or any of their respective related parties (and, similarly, that any part of the business of a portfolio company of another EQT Vehicle will not be valued or allocated a purchase price that is higher than might otherwise be the case if such asset were purchased by a third party rather than by a portfolio company of the Company). Further, EQT may have an interest in one portfolio company selling an asset or business to a portfolio company of another EQT Vehicle, including because of synergies between such business or asset and the business of the portfolio company of such other EQT Vehicle. Additionally, EQT will not be required to solicit third-party bids or obtain a third-party valuation prior to any of its portfolio companies determining to purchase or sell any investment, business or asset from or to a portfolio company of another EQT Vehicle or any of their respective related parties as provided above.

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

Other Fees and Other Fee Offset

EQT and its investment professionals may receive certain fees from portfolio companies, including but not limited to arrangement, directors, consulting, monitoring, advisory, break up, closing fees, any fees as specified in the LLC Agreement and the Management Agreement and other similar fees. The Management Fee is generally reduced by Other Fees received by EQT or the Advisory Professionals which are attributable to an acquisition made by the Company (net of any applicable value added taxes) as described under “Item 13. Certain Relationships and Related Transactions, and Director Independence—Management Fee Offset.” However, members of EQT AB Group are permitted to retain certain types of fees (including procurement and digitalization advisory fees as well as underwriting fees received in connection with underwriting activities and related services with respect to portfolio companies (as described in the section headed “—Affiliated Broker-Dealer and Underwriting Activities” above)) as well as fees charged in respect of any financing product provided to one or more portfolio companies or guarantees or similar provided in respect of the acquisition related activities of the Company and such amounts will not reduce the Management Fee. The amount of any such fees attributable to other participants in the acquisition (including, as the case may be, any other EQT Vehicle or future EQT Vehicle or co-investment vehicles or managed account arrangements) may not result in an offset of the Management Fee borne by shareholders and therefore may be retained for the benefit of EQT, even if the terms on which such other participants participate in the relevant acquisition provide for lower or no management fee, priority profit share, performance allocation or carried interest allocation (such as may be the case with co-investment vehicles established in connection with participation by shareholders in an EQT Vehicle as part of a co-investment alongside such EQT Vehicle, which may provide for no management fee, priority profit share, performance allocation or carried interest being borne by participants therein). In addition, circumstances may arise where the Company participates in an acquisition alongside a third party which charges certain fees (including, but not limited to, arrangement, consulting, directors, monitoring and/or advisory fees) to the relevant portfolio company in circumstances where the Company decides not to charge any such fees (meaning that shareholders in the Company may not receive the benefit of such fees reducing the Management Fee they would otherwise bear). The charging of any such fees by such third party may have the effect of reducing the value of such underlying portfolio company and therefore the value of the Company’s interest in such portfolio company. Alternatively, the Manager may decide, in lieu of charging any such fees itself (and applying such amounts in reducing the Management Fee to be borne by shareholders), to use amounts it would otherwise have been entitled to receive (assuming such fees were charged alongside such third party) to cover the Company’s share of ongoing fees, costs, expenses and/or liability related to such portfolio company (for example, legal, accounting and/or operating costs or liabilities).

With respect to the timing of any offsets to the Management Fee, offsets are generally calculated on a cash-basis in the subscription period in which they are paid, with any offsetable fees and expenses earned during a particular month offset at the end of such month, with any additional offsetable fees and expenses in excess of the Management Fee for such period being deducted from the next month’s Management Fee. Because each shareholder’s proportionate share of Shares will change over time, such shareholder’s Management Fee may be reduced by an amount greater or less than the amount by which its fees would have been reduced had the offset been calculated in a different month, potentially materially so. If permitted by applicable law and accounting standards, the Manager may determine to allocate certain offsetable fees and expenses over a longer period so that offsetable fees and expenses attributed to any particular month are not disproportionately benefitting shareholders in one subscription period.

If a Warehoused Asset pays transaction fees to EQT or its affiliates before the Balance Sheet contributes the Warehoused Asset to the Company, those transaction fees will be included in the cost basis for the Warehoused Asset. The cost basis of the Warehoused Asset determines the number of Class E Shares or cash that the Company issues or pays, respectively, to the Balance Sheet for its contribution of the Warehoused Asset. Transaction fees received by EQT or its affiliates before the Balance Sheet contributes the Warehoused Asset to the Company (i) prior to the Initial Offering, are not Other Fees and (ii) following the Initial Offering, are Other Fees. Transaction fees received by EQT or its affiliates after the Balance Sheet contributes the Warehoused Asset to the Company are Other Fees.

Expenses

The Company will pay or otherwise bear all legal, accounting, and filing expenses incurred in connection with organizing and establishing the Company, and the offering of Shares in the Company up to the amount indicated as a cap in the Expense Limitation Agreement. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Expenses—Expense Limitation and Reimbursement Agreement.” In addition, the Company will pay Broken Deal Expenses and all expenses related to the operation of the Company and its acquisition activities, as described in the LLC Agreement.

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

Performance Allocation; Management Fee

EQT AB Group’s entitlement to receive the Performance Allocation creates an incentive for the Manager to make riskier or more speculative recommendations for acquisitions to the Company than would be the case in the absence of this arrangement.

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

The Company’s NAV is generally determined by the Manager based in part on valuations of the Company’s assets as described in “Item 1. Business—Net Asset Value.” The Manager has a conflict of interest with respect to such valuations because the amount of the Management Fee payable, the amount of the Performance Allocation to which EQT AB Group is entitled with respect to the Company and the timing of its receipt of the Performance Allocation depends in part on the value of the assets. The calculation of the net assets includes certain subjective judgments with respect to estimating, for example, the value of the Company’s portfolio companies, income and liabilities (e.g., exclusion of potentially subjective or contingent liabilities that may arise on or subsequent to the sale of a portfolio company), and therefore, the NAV may not correspond to realizable value upon a sale of those assets. The Manager may benefit from the Company retaining ownership of its assets at times when shareholders may be better served by the sale or disposition of the Company’s assets in order to avoid a reduction in its NAV. If the Company’s NAV is calculated in a way that is not reflective of its actual NAV, then the purchase price of Shares or the price paid for the repurchase of Shares on a given date may not accurately reflect the value of the Company, and such Shares may be worth less than the purchase price or more than the repurchase price. Shareholders should note that, where the Manager or another member of EQT AB Group holds Shares or interests following any share-based remuneration, the Manager will have a further incentive to maximize valuations to positively impact the Company’s NAV and the value of such Shares. Shareholders should note that, to the extent EQT receives proceeds following any repurchase of such Shares, and such proceeds exceed the amount that would have been received had EQT’s remuneration instead been settled in cash, then EQT shall be entitled to retain such excess and shall not be liable to account for such excess to the Company or any shareholder.

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

EQT Insurance Costs

The Company will purchase or bear premiums, fees, costs and expenses (including any expenses or fees of insurance brokers) to insure the Company, its subsidiaries and portfolio companies, the Manager, any other member of EQT AB Group, their respective affiliates and their respective directors, officers, partners, agents, delegates, representatives, consultants and employees and members of the AC (if established) and other indemnified parties, against liability (including, without limitation, with respect to liabilities arising from relevant litigation or breaches of representations and/or warranties and cybersecurity) in connection with the activities of the Company. This includes a portion of any premiums, fees, costs and expenses for one or more “umbrella” group or other insurance policies maintained by EQT that cover one or more of EQT and other EQT accounts (being investment funds, REITs, vehicles, accounts, products and/or other similar arrangements sponsored, advised, operated and/or managed by any member of EQT AB Group or its affiliates), whether currently in existence or subsequently established (in each case, including any related successor funds, alternative vehicles, supplemental capital vehicles, surge funds, over-flow funds, co-investment vehicles and other entities formed in connection with EQT or its affiliates side-by-side or additional general partner investments with respect thereto), the Manager and/or EQT (including their respective managers, directors, officers, employees, delegates, agents and representatives and other indemnified parties). The Manager will make judgments about the allocation of premiums, fees, costs and expenses for such “umbrella” group or other insurance policies among one or more of the Company and other EQT accounts, the Manager and/or EQT on a fair and reasonable basis, in its discretion, and may make corrective allocations should it determine subsequently that such corrections are necessary or advisable.

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

Valuation Matters

The fair value of all portfolio companies will ultimately be determined by the Manager in accordance with the Company’s valuation policies and procedures approved by the Board. It will, in certain circumstances, be the case that the valuation of a portfolio company may not reflect the price at which the portfolio company is ultimately sold, and the difference between the valuation and the ultimate sale price could be material. The valuation methodologies used to value any portfolio companies involve subjective judgments and projections and may, in certain circumstances, not be accurate. Valuation methodologies also involve assumptions and opinions about future events, which may or may not turn out to be correct, and may be based on prior period valuations. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond the Manager’s control. There will be no retroactive adjustment in the valuation of any portfolio company, the price at which Shares were purchased or sold by shareholders or repurchased by the Company, as applicable, the Management Fee or the Performance Allocation to the extent any valuation proves to not accurately reflect the realizable value of an asset in the Company. The valuation of portfolio companies will affect the amount and timing of the Performance Allocation payable to EQT AB Group and the amount of the Management Fee payable to the Manager. The valuation of investments of EQT Vehicles will, in certain circumstances, affect the decision of prospective investors to subscribe for Shares. Similarly, the valuation of the Company’s portfolio companies will, in certain circumstances, affect the ability of EQT to form and attract capital to EQT Vehicles. As a result, there may be circumstances in which the Manager is incentivized to make more speculative acquisitions of portfolio companies, seek to deploy capital in portfolio companies at an accelerated pace, hold portfolio companies longer and/or the Manager is incentivized to determine valuations that are higher than the actual fair value of portfolio companies. In particular, given that the Management Fee and the Performance Allocation are dependent on the valuation of illiquid assets, which will be determined by the Manager, the Manager could be incentivized to value the assets higher than if the Management Fee were not based on the valuation of such assets. The foregoing conflicts arising from valuation matters will not necessarily be resolved in favor of the Company, and shareholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts.

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

The Manager may also seek to secure the benefit of one or more credit facilities for purposes of the Company making acquisitions. Conflicts of interest may also arise to the extent that a credit facility is used to make an acquisition that is syndicated in part to co-investors as such co-investors will generally not provide credit support under the relevant facility or pay related costs or expenses, but will nevertheless stand to receive the benefit of the use of the credit facility, and neither the Company nor shareholders generally will be compensated for providing such support or being subject to the related costs, expenses and/or liabilities for their benefit in this context.

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

Global Distribution

The Dealer-Manager for the Company is EQT Partners BD, LLC. Any material adverse change to the ability of the Dealer-Manager to build and maintain a network of licensed securities broker-dealers and other agents could have a material adverse effect on the Company’s business and the Private Offering. If the Dealer-Manager is unable to build and maintain a sufficient network of participating broker-dealers to distribute Shares in the offering, the Company’s ability to raise proceeds through the offering and implement the Company’s acquisition strategy may be adversely affected. In addition, the Dealer-Manager will in the future serve as Dealer-Manager for other issuers. As a result, the Dealer-Manager will experience conflicts of interest in allocating its time between the offering and such other issuers, which could adversely affect the Company’s ability to raise proceeds through the offering and implement the Company’s acquisition strategy. Further, the participating broker-dealers retained by the Dealer-Manager may have numerous competing investment products, some with similar or identical strategies and areas of focus as the Company, which they may elect to emphasize to their retail clients.

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

Diverse Shareholder Group

Shareholders (and their respective beneficiaries, where relevant) are expected to be based in a wide variety of jurisdictions and take a wide variety of forms. Shareholders may have conflicting investment, tax and other interests with respect to their investments in the Company. The conflicting interests of individual shareholders may relate to, or arise from, among other things, the nature of acquisitions made by the Company, the jurisdiction in which the shareholder is based and the economic, political, legal and/or regulatory climate prevailing at the relevant time, the structuring or the acquisition of acquisitions and the timing of disposition of portfolio companies. As a consequence, conflicts of interest may arise in connection with the decisions made by the Manager, including with respect to the nature or structuring of acquisitions that may be more beneficial for one shareholder (and its underlying beneficiaries, where relevant) than for another shareholder (and its underlying beneficiaries, where relevant), especially with respect to shareholders’ individual tax situations. In selecting and structuring acquisitions appropriate for the Company, the Manager will consider the business, regulatory and tax objectives of the Company as a whole, not the investment, regulatory, tax or other objectives of any shareholder (or, where applicable, its underlying beneficiaries) individually. In addition, certain shareholders also may invest in other EQT Vehicles, or may be individuals or entities that have business or other relationships with EQT or EQT personnel. It is also possible that the Company or the Company’s portfolio companies may be counterparties (such counterparties dealt with on an arm’s-length basis) or participants in agreements, transactions or other arrangements with a shareholder or an affiliate of a shareholder. Such shareholder may, therefore, have different information about EQT and the Company than shareholder not similarly positioned. Shareholders should note that, to the extent that shareholder vote on any matter regarding conflicts (including conflicts between the Company and other EQT Vehicles) or otherwise participate in matters involving a vote or action thereby, any such shareholder may have an interest in other EQT Vehicle(s) and, as a result, may not be motivated to vote solely in accordance with its interests related to the Company. Moreover, shareholders are unrestricted from voting according to their own interests (and such interests may not be aligned generally or at all with the interests of other shareholders), and may vote or abstain from voting, in a manner that is adverse to the interests of other shareholders and the Company.

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

Insurance

The Manager may cause the Company to purchase and/or bear premiums, fees, costs and expenses (including for any insurance brokers) for insurance to insure the Company, members of EQT, their respective directors, managers, officers, partners, agents, consultants and employees, and other relevant indemnified persons (such indemnified persons being set out in the governing documents of the Company). This includes a portion of any premiums, fees, costs and expenses for one or more “umbrella” or other insurance policies maintained by EQT that cover the aforementioned parties along with Other Vehicles. The Manager will make judgments about the allocation of premiums, fees, costs and expenses for such “umbrella” or other insurance policies amongst the Company, Other Vehicles, the Manager and/or EQT on a fair and reasonable basis, in its sole discretion, and may make corrective allocations should it determine subsequently that such corrections are necessary or advisable. There can be no assurance that a different allocation would not result in the Company bearing less or more premiums, fees, costs and expenses for insurance policies.

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

Legal Counsel

Simpson Thacher & Bartlett LLP and other counsel (collectively, “Counsel”) act as legal counsel to the Company and EQT in connection with the offering of Shares and certain ongoing activities relating to the activities and/or operation of the Company. Counsel represents EQT and certain of the EQT Vehicles from time to time in a variety of different matters. Counsel may also act as counsel to a portfolio company (or, if applicable, its holding entity) or in respect of a project, other equity investors in a portfolio company, creditors of a portfolio company or an agent therefor, a party seeking to acquire some or all of the assets or equity of a portfolio company, or a person engaged in litigation with a portfolio company. In connection with the offering of Shares and ongoing advice to the Company and EQT, Counsel is not representing the shareholders (except, as the case may be, any other EQT Vehicle participating as a shareholder). No independent counsel has been retained to represent the shareholders. Representation by Counsel of the Company is limited to specific matters on which they have been consulted. There may exist other matters which could have a bearing on the Company as to which Counsel has not been consulted. In addition, Counsel does not undertake to monitor the compliance of the Company and EQT with the objectives, strategies, restrictions and other guidelines and terms set forth in this Annual Report on Form 10-K, our Registration Statement on Form 10 and the LLC Agreement, nor does Counsel monitor compliance with applicable laws or regulations. Counsel has not investigated or verified the accuracy and completeness of any information set forth in this Annual Report on Form 10-K. Shareholders should seek their own legal, tax and financial advice before making an investment in the Company.

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

Possible Future Activities and Additional Potential Conflicts

EQT, including for the avoidance of doubt EQT Partners, may expand the range of services and investment products and strategies that it provides over time as part of its ongoing business activities, as well as expanding and developing its own, non-investment fund-related, activities. EQT will not be restricted in the scope of its business or in the performance of any such services or development of such products, strategies or activities or the reallocation of resources (including Advisory Professionals) to such products or strategies (whether now offered or undertaken in the future) even if such activities could give rise to conflicts of interest, and whether or not such conflicts are described herein. Such activities may include, for example: (i) underwriting activities and related services as described in the section headed “—Affiliated Broker-Dealer and Underwriting Activities”; (ii) the establishment of future EQT Vehicles or investment products which could compete for relevant time, financial and other resource within the wider EQT organization (including, from Advisory Professionals); (iii) the establishment of future EQT Vehicles or investment vehicles, the investment strategy of which is to invest in and/or alongside the Company and/or one or more other funds, including as a “fund-of-funds” (which may result in the provision of certain beneficial terms (including regarding the management fee, priority profit share, performance allocation and/or carried interest to otherwise be borne by such fund-of-funds) which are not generally made available to other shareholders, as well as a reduction in the Company’s subscriptions); (iv) the establishment of future EQT Vehicles which, as part of their investment strategy, may invest alongside one or more other EQT Vehicles (including the Company) in suitable investment opportunities (which may result in certain conflicts arising in respect of jointly held investments (as further detailed under the section entitled “—Joint Participation in Acquisitions”) and opportunities that are otherwise suitable for pursuit by the Company being allocated either in whole or in part to such other future EQT Vehicle); and (v) the development of other services, capabilities and functions within EQT AB Group which may be utilized by or in respect of the Company and for which a fee may be charged to the Company (which, depending on the nature of the fee may not be subject to offset against the Management Fee to be borne by shareholders), as well as the development of resources, capabilities and functions which may be provided for compensation to one or more third parties whose activities may potentially compete with the activities of EQT or the Company and other business activities for EQT’s own account which are unrelated to its activities as an investment firm. To the extent that EQT establishes a ‘fund-of-funds’ which participates as an investor in the Company, then potential conflicts of interest could arise, depending on the strategy and terms of any such, fund-of-funds, product. For example, an open-ended ‘fund-of-funds’ product may have liquidity requirements to meet redemption requests which means such ‘fund-of-fund’ has an interest in portfolio companies being sold at a time when the Company wishes to retain such portfolio companies. Similarly, another EQT Vehicle investing alongside the Company in an acquisition may have differing liquidity requirements to the Company (including because of its terms and structure) which may result in such other EQT Vehicle having interests in respect of the underlying portfolio company that do not necessarily fully align with those of the Company. Given the Manager’s duty to the Company as a whole, acquisition-related decisions (including as regards to the timing for selling a portfolio company) will not be taken in the interests of any single shareholder but having regard to the interests of the Company as a whole. EQT has, and will continue to develop, relationships with a significant number of companies, financial sponsors and their senior managers, including relationships with entities that may hold or may have held portfolio companies similar to those intended to be acquired by the Company. These entities may themselves represent appropriate acquisition opportunities for the Company or may compete with the Company for acquisition opportunities.

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

Item 14. Principal Accountant Fees and Services.

Independent Auditors

During the year ended December 31, 2025, and the period from June 20, 2024 (date of formation) to December 31, 2024, KPMG LLP (PCAOB ID No. 185), (“KPMG”) served as our independent auditor.

Audit and Non-Audit Fees

Aggregate fees that we were billed or expected to be billed for the year ended December 31, 2025, and the period from June 20, 2024 (date of formation) through December 31, 2024, by our independent registered public accounting firm, KPMG, were as follows:

	For the Year Ended December 31, 2025	For the period from June 20, 2024 (Date of Formation) through December 31, 2024
Audit fees(1)	$359,250	$206,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$359,250	$206,000
(1)
Audit fees include amounts billed to us related to annual consolidated financial statement audit work, seed balance sheet audit work, quarterly financial statement reviews and review of SEC registration statements.

The Audit Committee of our Board was advised that there were no services provided by KPMG that were unrelated to the audit of the consolidated financial statements as of and for the year ended December 31, 2025 that could impair KPMG from maintaining its independence as our independent auditor.

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

Part IV.

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
3.2

Amended and Restated Limited Liability Company Agreement, dated as of June 30, 2025 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 30, 2025)

4.1

Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2025)

4.2	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Post-Effective Amendment No. 2 to Form 10 filed with the SEC on January 22, 2025)
4.3	Form of Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 1 to Form 10 filed with the SEC on October 28, 2024)
4.4	Share Repurchase Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 30, 2025)
4.5	Share Repurchase Arrangement (incorporated by reference to Exhibit 4.4 to the Registrant's Post-Effective Amendment No. 4 to Form 10 filed with the SEC on September 25, 2025)
10.1

Management Agreement, between EQT Private Equity Company LLC, EQPE Holdings L.P. and EQT Partners Inc., dated as of June 30, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 30, 2025)

10.2

Dealer-Manager Agreement, dated as of March 22, 2025, by and between EQT Private Equity Company LLC and EQT Partners BD, LLC (f/k/a EQTE Brokerage LLC) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 25, 2025)

10.3	Second Amended and Restated Expense Limitation and Reimbursement Agreement, dated March 31, 2026, by and between EQT Private Equity Company LLC and EQT Partners Inc.
10.4

Trademark License Agreement, between EQT Private Equity Company LLC and EQT AB, dated as of June 30, 2025 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 30, 2025)

10.5

Administrative Services Agreement, dated as of January 27, 2025, by and among EQT Private Equity Company LLC, EQPE Holdings L.P. and The Bank of New York Mellon (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 31, 2025)

Exhibit Number	Description
10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2025)
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2025)
19.1	Insider Trading Policies and Procedures (included in Exhibit 14.1)
21.1	List of Subsidiaries of the Registrant
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

EQT PRIVATE EQUITY COMPANY LLC

Date: March 31, 2026	/s/ Gautam Nadella
Name: Gautam Nadella
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gautam Nadella	Chief Executive Officer and Director	March 31, 2026
Gautam Nadella	(Principal Executive Officer)

/s/ Brian Channon	Chief Financial Officer	March 31, 2026
Brian Channon	(Principal Financial Officer and Principal Accounting Officer)

/s/ James Yu	Chairperson of the Board	March 31, 2026
James Yu

/s/ Eric Liu	Director	March 31, 2026
Eric Liu

/s/ Martha Willis	Director	March 31, 2026
Martha Willis

/s/ Barry Curtis	Director	March 31, 2026
Barry Curtis

/s/ Russell Steenberg	Director	March 31, 2026
Russell Steenberg