Form 10-Q
period 2026-03-31
EQT Private Equity Co LLC
filed 2026-05-15
CIK 2032020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

(917) 281-0850
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None.	None.	None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes  ☐No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 15, 2026, the registrant had the following shares outstanding: 743,185 Class A-D Shares, 6,578,543 Class A-I Shares, 6,252,028 Class A-J1 Shares, 1,047,171 Class A-J2 Shares, 11,859,996 A-S Shares, 2,519 Class I Shares, 3,800,872 Class E Shares, 40 Class Q Shares, 6,887 Class T Shares and 40 Class H Shares. The number of Shares outstanding excludes May 1, 2026 subscriptions since the issuance price is not yet finalized as of the date of this filing. As of May 15, 2026, no Class D Shares, Class S Shares, Class J1 Shares and Class J2 Shares were outstanding.

i

Certain Terms Used in this Quarterly Report on Form 10-Q

In this Quarterly Report on Form 10-Q:

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
•
“EQT Partners” refer to EQT Partners AB and/or certain of its affiliates, subsidiaries, parent or branches appointed as advisors and/or sub-advisors to the general partners, managers and/or operators of certain EQT Vehicles, as the context requires;
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
•
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
•
repurchases under our share repurchase plan;
•
political, economic or industry conditions, or conditions affecting the financial and capital markets, including the effect of trade policy;
•
the impact of geopolitical conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing conflicts in the Middle East and Eastern Europe;
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

In addition, words such as “anticipate,” “believe,” “expect,” “plan,” “seek” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report”) and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”). Other factors that could cause actual results to differ materially include:

•
changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effects of inflation, trade policies, geopolitical conflicts and government regulation;
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

Part I. Financial Information

Item 1. Financial Statements

EQT Private Equity Company LLC

Consolidated Statements of Assets and Liabilities (Unaudited)

	March 31, 2026	December 31, 2025
Assets
Investments at fair value (cost: $677,984,795 and $543,113,563, respectively)	$739,268,456	$602,874,344
Cash and cash equivalents	66,308,700	22,682,225
Cash in foreign currencies, at fair value (cost: $20,473 and $137,325, respectively)	20,277	137,199
Due from Manager	10,873,213	9,349,594
Deferred offering costs	585,639	1,171,279
Interest receivable	879,060	681,898
Total assets	817,935,345	636,896,539

Liabilities
Accrued shareholder servicing fees	16,499,281	12,270,312
Organization costs payable	222,129	222,129
Management fee payable, net	893,032	544,676
Accrued performance allocation	—	7,277,845
Legal and professional fees payable	3,468,750	2,965,365
General and administrative expenses payable	935,830	459,081
Offering cost payable	2,342,557	2,342,557
Directors' fees and expenses payable	115,000	122,500
Other payables	73,184	53,022
Total liabilities	24,549,763	26,257,487

Commitments and contingencies (Note 8)

Net assets	$793,385,582	$610,639,052

Net assets are comprised of:
Class A-D Shares, 400,000 and 400,000 shares authorized, issued and outstanding, respectively	11,547,240	11,544,380
Class A-I Shares, 6,108,731 and 4,042,036 shares authorized, issued and outstanding, respectively	178,335,629	117,964,213
Class A-J1 Shares, 5,913,980 and 4,963,668 shares authorized, issued and outstanding, respectively	168,499,335	141,481,313
Class A-J2 Shares, 990,731 and 771,184 shares authorized, issued and outstanding, respectively	28,211,681	21,974,022
Class A-S Shares, 10,923,536 and 7,589,390 shares authorized, issued and outstanding, respectively	293,696,341	204,304,288
Class E Shares, 3,800,872 and 3,800,872 shares authorized, issued and outstanding, respectively	112,912,356	113,225,357
Class H Shares, 40 and 40 shares authorized, issued and outstanding, respectively	1,199	1,199
Class I Shares, 400 and 400 shares authorized, issued and outstanding, respectively	11,570	11,602
Class Q Shares, 40 and 40 shares authorized, issued and outstanding, respectively	1,199	1,199
Class T Shares, 5,637 and 4,386 shares authorized, issued and outstanding, respectively	169,032	131,479
Net assets	$793,385,582	$610,639,052

Shares outstanding	28,143,967	21,572,016

See notes to consolidated financial statements.

EQT Private Equity Company LLC

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Investment income
Interest income	$641,869	$—
Total investment income	641,869	—

Operating expenses
Management fee, net	348,356	—
Performance allocation	—	—
Legal and professional fees	1,963,085	724,111
Deferred offering costs amortization	585,639	—
Organization costs	—	102,936
Directors' fees and expenses	115,000	118,104
General and administrative expenses	456,212	—
Other expenses	—	—
Total operating expenses	3,468,292	945,151
Less: Expenses reimbursed by Manager	(1,618,411)	(945,151)

Net operating expenses	1,849,881	—

Net investment loss	(1,208,012)	—

Net realized gain/(loss) and change in unrealized appreciation (depreciation) on investments and foreign currency translation
Net realized gain (loss) on:
Net realized gain/(loss) on foreign currency transactions	(385,582)	—

Net change in unrealized appreciation (depreciation) on:
Net change in unrealized appreciation/(depreciation) on investments	5,634,187	—
Net change in unrealized appreciation/(depreciation) on foreign currency translation	(3,889,682)	—

Net change in unrealized appreciation (depreciation)	1,744,505	—

Total realized gain/(loss) and change in unrealized appreciation (depreciation) on investments and foreign currency translation	1,358,923	—

Net increase in net assets resulting from operations	$150,911	$—

See notes to consolidated financial statements.

EQT Private Equity Company LLC

Consolidated Statements of Changes in Net Assets (Unaudited)

	Class A-D Shares	Class A-I Shares	Class A-J1 Shares	Class A-J2 Shares	Class A-S Shares	Class E Shares	Class H Shares	Class I Shares	Class Q Shares	Class T Shares	Total Net Assets
Balance at December 31, 2024	$—	$—	$—	$—	$—	$—	$1,000	$—	$1,000	$—	$2,000
Consideration from the issuance of shares	—	—	—	—	—	—	—	—	—	—	—
Accrued shareholder servicing fees	—	—	—	—	—	—	—	—	—	—	—
Net investment income/(loss)	—	—	—	—	—	—	—	—	—	—	—
Net realized gain/(loss)	—	—	—	—	—	—	—	—	—	—	—
Net change in unrealized appreciation/(depreciation)	—	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2025	$—	$—	$—	$—	$—	$—	$1,000	$—	$1,000	$—	$2,000

Balance at December 31, 2025	$11,544,380	$117,964,213	$141,481,313	$21,974,022	$204,304,288	$113,225,357	$1,199	$11,602	$1,199	$131,479	$610,639,052
Consideration from the issuance of shares	—	60,232,236	27,624,183	6,383,880	93,111,404	—	—	—	—	37,500	187,389,203
Accrued shareholder servicing fees	(811)	—	(687,932)	(160,578)	(3,944,263)	—	—	—	—	—	(4,793,584)
Net investment income/(loss)	(13,538)	(180,364)	(188,059)	(31,555)	(314,566)	(479,682)	(1)	(49)	(1)	(197)	(1,208,012)
Net realized gain/(loss)	(5,882)	(82,244)	(84,093)	(14,041)	(142,170)	(57,059)	(1)	(6)	(1)	(85)	(385,582)
Net change in unrealized appreciation/(depreciation)	23,091	401,788	353,923	59,953	681,648	223,740	2	23	2	335	1,744,505
Balance at March 31, 2026	$11,547,240	$178,335,629	$168,499,335	$28,211,681	$293,696,341	$112,912,356	$1,199	$11,570	$1,199	$169,032	$793,385,582

See notes to consolidated financial statements.

EQT Private Equity Company LLC

Consolidated Statements of Cash Flows (Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2026	March 31, 2025
Operating activities
Net increase in net assets resulting from operations	$150,911	$—
Adjustments to reconcile net increase in net assets from operations to net cash provided by operating activities:
Net change in unrealized (appreciation)/depreciation on investments	(5,634,187)	—
Net change in unrealized (appreciation)/depreciation on foreign currency	3,889,682	—
Net realized (gain)/loss on foreign currency transactions	385,582	—
Amortization of deferred offering costs	585,639	—
Changes in operating assets and liabilities:
Acquisition of portfolio companies	(135,815,992)	—
Proceeds from portfolio companies	818,303
Increase/(decrease) in deferred offering costs	—	(687,211)
Increase/(decrease) in due from Manager	(1,523,619)	(945,151)
Increase in interest receivable	(197,162)	—
Increase in management fee payable, net	348,356	—
Increase in accrued performance allocation	(7,277,845)	—
Decrease/(increase) in directors’ fees and expenses payable	(7,500)	118,104
Increase in offering costs payable	—	687,211
Decrease in organization costs payable	—	102,936
Increase in legal and professional fees payable	503,385	724,111
Increase in general and administrative expenses payable	476,749	—
Increase in other payables	20,162	—
Net cash used in operating activities	(143,277,536)	—

Financing activities
Decrease in servicing fees payable	(564,614)	—
Proceeds from issuance of shares	187,351,703	—
Net cash provided by financing activities	186,787,089	—

Net increase in cash and cash equivalents	43,509,553	—

Cash and cash equivalents, beginning of period	22,819,424	1,000
Cash and cash equivalents, end of period	$66,328,977	1,000

Supplemental disclosure of operating activities
Class T shares issued in exchange for director fees (1)	$37,500	—

Supplemental disclosure of non-cash financing activities
Change in shareholder servicing fees	$4,793,584	—
(1)
During the period, director fees were settled through the issuance of Class T shares, recognized at grant‑date fair value as compensation expense and reflected as a non‑cash financing activity.

See notes to consolidated financial statements.

EQT Private Equity Company LLC

Consolidated Schedule of Investments as of March 31, 2026 (Unaudited)

Issuer	Asset	Geography (1)(2)	Currency	Valuation Level	Estimated Fair Value	Estimated Fair Value as a Percentage of Net Assets
Portfolio Companies
Consumer Discretionary (7.81%)
Nord Anglia	Equity interest held through Menrva Lead Co-Investment II. L.P.	APAC	USD	III	$46,238,492	5.74%
IMG Academy	Equity interest held through Acorn Feeder LP	North America	USD	III	15,698,716	1.95%

Information Technology (61.50%)
Neogov	Equity interest held through Newt Aggregator 2, LP	North America	USD	III	99,591,514	12.36%
Fortnox	Equity interest held through Omega Aggregator SCSp	Europe	SEK	III	84,695,818	10.51%
IFS	Equity interest held through Impala Midco S.à r.l.	Europe	EUR	III	53,020,372	6.58%
Avetta	Equity interest held through Artifact Aggregator LP	North America	USD	III	41,361,545	5.13%
Acronis	Equity interest held through Angel Aggregator SCSp	Europe	USD	III	30,553,810	3.79%
Perficient	Equity interest held through Plano Aggregator, L.P.	North America	USD	III	25,018,641	3.11%
WSO2	Equity interest held through Paling Pooling C.V.	North America	USD	III	20,427,868	2.54%
PropertyMe	Equity interest held through Filwood, LP	APAC	USD	III	20,000,000	2.48%
Remember	Equity interest held through Meadowpoint Aggregator, L.P.	APAC	USD	III	30,000,000	3.72%
Douzone Bizon	Equity interest held through Meadowpoint Aggregator, L.P.	APAC	USD	III	35,000,000	4.34%
Coches.net	Equity interest held through Cadillac Aggregator SCSp	Europe	EUR	III	37,015,286	4.60%
InfoJobs	Equity interest held through Cadillac Aggregator SCSp	Europe	EUR	III	11,307,542	1.40%

Financials (2.97%)
Niwas Housing Finance	Equity interest held through Witkopeend Holdings C.V.	APAC	USD	III	23,586,819	2.93%

Industrial (4.82%)
Fujitec	Equity interest held through Bospolder Pooling C.V.	APAC	USD	III	38,251,204	4.75%

Materials (3.61%)
Zeus	Equity interest held through Lightning Z Aggregator LP	North America	USD	III	28,661,177	3.56%

Health Care (12.46%)
Adalvo	Equity interest held through Artemis Aggregator SCSp	Europe	USD	III	35,667,437	4.43%
CareNet	Equity interest held through Curie Pooling C.V.	APAC	USD	III	20,814,845	2.58%
CluePoints	Equity interest held through Cluedo SCSp	Europe	EUR	III	21,642,184	2.69%
GeBBS	Equity interest held through Kwabaal Pooling C.V.	North America	USD	III	20,715,186	2.57%

Total Portfolio Companies (cost of $677,984,795)					$739,268,456	91.78%

Money Market Funds
Morgan Stanley Liquidity Government Institutional Fund		North America	USD	I	33,132,030	4.11%
JP Morgan US Government Capital Fund		North America	USD	I	33,128,020	4.11%
Total Money Market Funds (cost $66,260,050)					66,260,050	8.23%

Total Investments and Money Market Funds (cost of $744,244,846)					$805,528,506	100.00%

(1)
The fair value is domiciled across North America (39.45%), Europe (34.01%) and APAC (26.54%).
(2)
The portfolio's cost is domiciled across North America $297,778,657, Europe $243,304,823 and APAC $203,151,366.

See notes to consolidated financial statements.

Consolidated Schedules of Investments as of December 31, 2025

Issuer	Asset	Geography (1)(2)	Currency	Valuation Level	Estimated Fair Value	Estimated Fair Value as a Percentage of Net Assets
Portfolio Companies
Consumer Discretionary (10.06%)
Nord Anglia	Equity interest held through Menrva Lead Co-Investment II. L.P.	APAC	USD	III	$45,979,917	7.52%
IMG Academy	Equity interest held through Acorn Feeder LP	North America	USD	III	15,447,530	2.53%

Information Technology (62.15%)
Neogov	Equity interest held through Newt Aggregator 2, LP	North America	USD	III	100,000,000	16.38%
Fortnox	Equity interest held through Omega Aggregator SCSp	Europe	SEK	III	86,962,981	14.24%
IFS	Equity interest held through Impala Midco S.à r.l.	Europe	EUR	III	53,966,524	8.84%
Avetta	Equity interest held through Artifact Aggregator LP	North America	USD	III	39,371,149	6.45%
Acronis	Equity interest held through Angel Aggregator SCSp	Europe	USD	III	33,235,810	5.44%
Perficient	Equity interest held through Plano Aggregator, L.P.	North America	USD	III	25,288,053	4.14%
WSO2	Equity interest held through Paling Pooling C.V.	North America	USD	III	20,647,937	3.38%
PropertyMe	Equity interest held through Filwood, LP	APAC	USD	III	20,000,000	3.28%

Financials (3.33%)
Niwas Housing Finance	Equity interest held through Witkopeend Holdings C.V.	APAC	USD	III	20,307,916	3.32%

Industrial (6.26%)
Fujitec	Equity interest held through Bospolder Pooling C.V.	APAC	USD	III	38,251,205	6.26%

Materials (4.39%)
Zeus	Equity interest held through Lightning Z Aggregator LP	North America	USD	III	26,835,734	4.39%

Health Care (12.54%)
Adalvo	Equity interest held through Artemis Aggregator SCSp	Europe	USD	III	33,316,751	5.45%
CluePoints	Equity interest held through Cluedo SCSp	Europe	EUR	III	23,111,605	3.78%
GeBBS	Equity interest held through Kwabaal Pooling C.V.	North America	USD	III	20,151,232	3.30%

Total Portfolio Companies (cost of $543,113,563)					$602,874,344	98.64%

Money Market Funds
Morgan Stanley Liquidity Government Institutional Fund		North America	USD	I	11,241,714	1.84%
JP Morgan US Government Capital Fund		North America	USD	I	11,241,240	1.84%
Total Money Market Funds (cost $22,482,954)					22,482,954	3.68%

Total Investments and Money Market Funds (cost of $565,596,517)					$625,357,298	102.32%

(1)
The fair value is domiciled across North America (44.25%), Europe (37.76%) and APAC (20.40%).
(2)
The portfolio's cost is domiciled across North America $254,829,864, Europe $194,972,793 and APAC $115,793,860.

See notes to consolidated financial statements.

EQT Private Equity Company LLC

Notes to Consolidated Financial Statements

1.
Organization

EQT Private Equity Company LLC (“EQPE” and the “Company”) was formed on June 20, 2024 as a limited liability company under the laws of the state of Delaware and the Company operates its business in a manner so that it is not an “investment company” under the Investment Company Act of 1940, as amended. The Company is a holding company that seeks to acquire, own and control portfolio companies with the objective of generating attractive risk-adjusted returns and achieving medium-to-long-term capital appreciation through joint ventures (“Joint Ventures”).

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

EQPE conducts a continuous private offering of its investor shares on a monthly basis in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), (i) to accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of shares sold outside of the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act). As of March 31, 2026, the Company offers the following classes of investor shares: Class I Shares, Class D Shares, Class S Shares, Class J1 Shares, Class J2 Shares, Class A-I Shares, Class A-D Shares, Class A-S Shares, Class A-J1 Shares and Class A-J2 Shares (collectively, the “Investor Shares”).

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

Cash and Cash Equivalents

Cash, including cash denominated in foreign currencies, represents cash deposits held at financial institutions or in money market funds with maturities of three or fewer months at the time of acquisition. As of March 31, 2026 and December 31, 2025, the amount of cash and cash equivalents was $66,328,977 and $22,819,424, respectively.

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

Organization and Offering Costs

Organization costs are expensed as incurred. Organization costs consist of costs incurred to establish the Company and enable it legally to do business. Organization costs will be reimbursed by the Manager, subject to potential recoupment as described in Note 5. For the three months ended March 31, 2026 and 2025, the Company incurred organization costs of $0 and $0.1 million, respectively.

Offering costs include registration fees and legal fees regarding the preparation of the initial registration statement on Form 10. Offering costs are accounted for as deferred costs until operations begin. Offering costs will be reimbursed by the Manager, subject to potential recoupment as described in Note 5. For continuous offerings, offering costs are then amortized over the first twelve months of operations on a straight-line basis. Deferred offering costs amortization was $0.6 million as of March 31, 2026 and $0 million as of December 31, 2025, respectively.

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

The Company is required to pay income tax at corporate rates on its net taxable income. In addition, the Company operates and intends to continue to operate, in part, through subsidiaries that may be treated as corporations for U.S. and non-U.S. tax purposes and therefore may be subject to current and deferred U.S. federal, state and/or local income taxes at the subsidiary level.

Uncertain Tax Positions

The Company analyzes its tax filing positions in all of the U.S. federal, state and local tax jurisdictions and foreign tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, the Company determines that uncertainties in tax positions exist, a reserve is established and recorded in other accrued expenses and liabilities. Accrued interest and penalties related to uncertain tax positions are recorded within other expenses, when applicable. The Company records uncertain tax positions on the basis of a two-step process: (a) determination is made whether it is more-likely-than-not that the tax positions will be sustained based on the technical merits of the position and (b) those tax positions that meet the more-likely-than-not threshold are recognized as the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal and certain state, local and foreign tax regulators. Annually, tax returns are subject to examinations for a period of three to six years from when they are filed under varying statutes of limitations.

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

Performance Allocation

Under the Amended and Restated Limited Liability Company Agreement of the Company (as amended from time to time, the “LLC Agreement”), so long as the Management Agreement has not been terminated, the Performance Allocation is equal to 15.0% of the Total Return attributable to Investor Shares subject to the 5% Hurdle Amount and a High Water Mark, with a 100% Catch-Up (as such terms are defined under Note 5. Related Party Transactions). Such allocation is measured and allocated or paid annually and accrued monthly (subject to pro-rating for partial periods), payable either in cash or in Class T Shares.

EQT AB Group may elect to receive the Performance Allocation in cash or Class T Shares. If the Performance Allocation is paid in Class T Shares, such Shares may be repurchased at EQT AB Group’s request and are subject to the repurchase limitations of our Share Repurchase Plan.

3.
Investments

Acquisitions

Cash Acquisitions

•
On January 26, 2026, the Company purchased from EQT Investments AB ownership interests in CareNet, Inc. ("CareNet"), a premier software provider for risk-based quality management and data quality oversight in clinical trials, for an aggregate amount of $20,010,000.
•
On February 23, 2026, the Company acquired ownership interests in Adevinta ("Coches.Net" & "InfoJobs"), an operator of online marketplaces in Spain, including consumer goods, real estate, holiday rentals and jobs, for an aggregate amount of $48,332,030.
•
On February 25, 2026, the Company acquired ownership interests in Remember & Company ("Remember"), a leading AI-powered HR tech platform, for an aggregate amount of $30,110,000.
•
On March 16, 2026, the Company acquired ownership interests in Remember & Company Class B ("Douzone Bizon"), a leading AI-powered HR tech platform, for an aggregate amount of $35,000,000.

4.
Fair Value Measurements—Investments

The following table presents fair value measurements of investments, by major class, as of March 31, 2026 and December 31, 2025, according to the fair value hierarchy:

March 31, 2026
Investments	Level I	Level II	Level III	Fair Value
Portfolio companies	—	—	739,268,456	739,268,456
Investments in Money Market Funds	66,260,050	—	—	66,260,050
Total	$66,260,050	$—	$739,268,456	$805,528,506

December 31, 2025
Investments	Level I	Level II	Level III	Fair Value
Portfolio companies	—	—	602,874,344	602,874,344
Investments in Money Market Funds	22,482,954	—	—	22,482,954
Total	$22,482,954	$—	$602,874,344	$625,357,298

The following table provides a reconciliation of the beginning and ending balances for investments that use Level III inputs for the three months ended March 31, 2026 and for the year ended December 31, 2025:

Investments	Balance as of December 31, 2025	Purchases	Proceeds from investments	Net change in unrealized appreciation on investments	Net change in unrealized depreciation on foreign currency translation	Balance as of March 31, 2026
Portfolio companies	$602,874,344	$135,689,535	$(818,303)	$5,634,187	$(4,111,307)	$739,268,456

Investments	Balance as of December 31, 2024	Purchases	Proceeds from investments	Net change in unrealized appreciation on investments	Net change in unrealized depreciation on foreign currency translation	Balance as of December 31, 2025
Portfolio companies	$—	$543,113,563	$—	$57,796,490	$1,964,291	$602,874,344

The following tables present the quantitative information about Level III fair value measurements of the Company’s portfolio companies as of March 31, 2026 and December 31, 2025:

Level III Assets	Fair Value March 31, 2026	Valuation Methodology	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)
Portfolio companies	$739,268,456	Inputs to market comparables and transaction price/other	Weight Ascribed to Market Comparables	77%	0% - 100%	(4)
			Weight Ascribed to Transaction Price/Other	23%	0% - 100%	(5)
		Market Comparables	Enterprise Value / EBITDA Multiple	17.4x	11.9x - 18.9x	Increase
			Enterprise Value / Revenue	8.2x	8.6x - 9.1x
			Enterprise Value / EBITDAC Multiple	26.2x	9.9x - 31.1x
			Price / Book	2.4x	2.4x - 2.4x

Level III Assets	Fair Value December 31, 2025	Valuation Methodology	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)
Portfolio companies	$602,874,344	Inputs to market comparables and transaction price/other	Weight Ascribed to Market Comparables	90%	0% - 100%	(4)
			Weight Ascribed to Transaction Price/Other	10%	0% - 100%	(5)
		Market Comparables	Enterprise Value / EBITDA Multiple	17.9x	13.6x - 19.2x	Increase
			Enterprise Value / Revenue	9.4x	7.6x - 10.1x
			Enterprise Value / EBITDAC Multiple	27.6x	9.2x - 33.4x
			Price / Book	2.3x	2.3x - 2.3x
			Enterprise Value / Cash EBITDAC Multiple	26.7x	26.7x - 26.7x

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

5.
Related Party Transactions

LLC Agreement

On June 30, 2025, the Company executed its LLC Agreement, which amended and restated the Company’s limited liability company agreement, dated as of June 20, 2024. EQT Holdings AB, the Company’s sole Class Q Member, and the Manager are counterparties to the LLC Agreement, along with the other shareholders.

Management Agreement

On June 30, 2025, the Company entered into a management agreement (the “Management Agreement”) with the Manager and EQPE Holdings L.P., a subsidiary of the Company. Pursuant to the Management Agreement, the Manager assists the Company with certain management, administrative and advisory services related to identifying, acquiring, owning and managing portfolio companies through Joint Ventures that the Company controls, in accordance with the Company’s acquisition objectives, guidelines, policies and limitations, subject to oversight by the Company’s Board.

Pursuant to the Management Agreement, the Manager is entitled to receive a Management Fee from the Company. The Management Fee is payable monthly in arrears in an amount equal to: (i) 1.25% per annum of the month-end NAV attributable to Class A-D Shares, Class A-I Shares, Class A-J1 Shares, Class A-J2 Shares, Class A-S Shares, Class I Shares and Class E Shares and (ii) 1.00% per annum of the month-end NAV attributable to Class A-D Shares, Class A-I Shares, Class A-J1 Shares, Class A-J2 Shares and Class A-S Shares for a 36-month period following July 1, 2025 and such founder Shares noted in (ii) will receive a Management Fee waiver for a 12-month period following July 1, 2025, and 1.25% per annum of the month-end NAV attributable to such founder Shares thereafter, each before giving effect to any accruals for the Management Fee, the servicing fee (the “Servicing Fee”), the Performance Allocation, share repurchases for that month, any distributions and without taking into account any taxes (whether paid, payable, accrued or otherwise)

of any intermediate entity through which the Company indirectly acquires and holds a portfolio company, as determined in the good faith judgment of the Manager. Such Management Fee is calculated based on the Company’s transactional net asset value (the "Transactional NAV"), which is the price at which the Company sells and repurchases its Shares. The Management Fee may be paid, at the Manager’s election, in cash or Class T Shares.

For the three months ended March 31, 2026 the Company incurred Management Fees of $348,356, of which $893,032 was payable at period end and included in management fee payable, net in the accompanying Consolidated Statements of Assets and Liabilities.

Performance Allocation

The Performance Allocation is equal to 15.0% of the Total Return attributable to Investor Shares subject to the Hurdle Amount and a High Water Mark, with a 100% Catch-Up. Such allocation is measured and allocated or paid annually (excluding the initial Reference Period, which will be measured and allocated or paid at the end of the initial Reference Period) and accrued monthly (subject to pro-rating for partial periods), payable either in cash or in Class T Shares. Specifically, promptly following the end of each Reference Period (and at the other times described herein), EQT AB Group is allocated a Performance Allocation in an amount equal to:

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

“Hurdle Amount” for any period during a Reference Period means that amount that results in a 5.0% annualized internal rate of return on the NAV of the Investor Shares outstanding at the beginning of the then-current Reference Period and all Investor Shares issued since the beginning of the then-current Reference Period, calculated in accordance with recognized industry practices and taking into account the timing and amount of all distributions accrued or paid (without duplication) on all such Shares but excluding applicable expenses for the Servicing Fee and any taxes (whether paid, payable, accrued or otherwise) of any intermediate entity through which the Company indirectly acquires and holds a portfolio company, as determined in the good faith judgment of the Manager.

The ending NAV of Investor Shares used in calculating the internal rate of return will be calculated before giving effect to any allocation/accrual to the Performance Allocation and applicable expenses for the Servicing Fee and any taxes (whether paid, payable, accrued or otherwise) of any intermediate entity through which the Company indirectly acquires and holds a portfolio company, as determined in the good faith judgment of the Manager. For the avoidance of doubt, the calculation of the Hurdle Amount for any period will exclude any Investor Shares repurchased during such period, which shares will be subject to the Performance Allocation upon repurchase as described above.

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

For the three months ended March 31, 2026 and 2025, the Company did not recognize Performance Allocation. As of March 31, 2026 and December 31, 2025, a Performance Allocation accrual of $0 and $7,277,845, respectively, was recorded in the Consolidated Statements of Assets and Liabilities.

During the three months ended March 31, 2026, the Company made a distribution of $7,277,845 to the Class H Member in satisfaction of the Performance Allocation liability of $7,277,845 due to Class H Member as of December 31, 2025.

Trademark License Agreement

The Company is party to a trademark license agreement with EQT AB, dated as of June 30, 2025 (the “Trademark License Agreement”). Pursuant to the Trademark License Agreement, EQT AB granted the Company a license to use certain trademarks and service marks subject to the terms of such agreement.

Expense Limitation and Reimbursement Agreement

Pursuant to the Second Amended and Restated Expense Limitation and Reimbursement Agreement, dated March 31, 2026 (the “Expense Limitation Agreement”) with the Manager, the Manager has agreed to forego an amount of its monthly management fee and/or pay, absorb or reimburse certain expenses of the Company, to the extent necessary through and including March 31, 2027, so that, for any fiscal year, the Company’s annual Specified Expenses (as defined below) do not exceed 0.75% of the Company’s net assets as of the end of each calendar month. The Company has agreed to carry forward the amount of any foregone Management Fee and/or expenses paid, absorbed or reimbursed by the Manager, when and if requested by the Manager, within five years from the end of the month in which the Manager waived or reimbursed such fees or expenses (“Excess Expenses”) and to reimburse the Manager in the amount of such Excess Expenses as promptly as possible, on a monthly basis, but only if and to the extent that Specified Expenses plus any recoupment do not exceed 0.75% of the Company’s net assets at the end of each calendar month. The Manager may recapture a Specified Expense in the same year it is incurred.

This arrangement cannot be terminated prior to March 31, 2027 without the Board’s consent. “Specified Expenses” is defined to include all expenses incurred in the business of the Company, including organizational and offering costs, with the exception of (i) the Management Fee, (ii) the Performance Allocation, (iii) the Servicing Fee, (iv) the distribution fee, (v) portfolio company level expenses, (vi) brokerage costs or other investment-related out-of-pocket expenses, including with respect to unconsummated transactions, in each case, accrued on or after the Initial Offering, (vii) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (viii) taxes, (ix) ordinary corporate operating expenses (including costs and expenses related to hiring, retaining, and compensating employees, officers and directors of the Company) accrued on or after the Initial Offering, (x) certain insurance costs and (xi) extraordinary expenses (as determined in the sole discretion of the Manager).

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

The Expense Limitation Agreement will be in effect through and including March 31, 2027, but may be renewed by the mutual agreement of the Manager and the Company for successive terms.

The following table reflects the amounts subject to recoupment pursuant to the Expense Limitation Agreement and the expiration for future possible recoupments by the Manager as of March 31, 2026.

Three Months Ended	Amount	Last Expiration Date
June 30, 2024 (From June 20, 2024 to June 30, 2024)	$2,327,457	June 30, 2029
September 30, 2024	3,094,445	September 30, 2029
December 31, 2024	124,037	December 31, 2029
March 31, 2025	945,151	March 31, 2030
June 30, 2025	3,451,971	June 30, 2030
September 30, 2025	5,786,611	September 30, 2030
December 31, 2025	2,909,635	December 31, 2030
March 31, 2026	1,618,411	March 31, 2031
Total	$20,257,718

As of March 31, 2026 and March 31, 2025, the total amount of expenses to be reimbursed by the Manager is $1.6 million and $0.9 million, respectively.

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

Servicing Fee

The Company pays the Dealer-Manager ongoing Servicing Fees as accrued monthly and payable quarterly. Such Servicing Fee is calculated based on the Company’s Transactional NAV, which is the price at which the Company sells and repurchases its Shares. None of the Class I Shares, Class A-I Shares or the EQT AB Group Shares incur the Servicing Fee. The Dealer-Manager generally expects to reallow the Servicing Fee to participating broker dealers and other intermediaries. The Company may also pay for certain sub-transfer agency, platform, sub-accounting and administrative services outside of the Servicing Fee.

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

As of March 31, 2026 and December 31, 2025, the Company has accrued $16.5 million and $12.3 million, respectively, of Servicing Fees payable to the Dealer Manager related to Class D Shares, Class S Shares, Class J1 Shares, Class J2 Shares, Class A-D Shares, Class A-S Shares, Class A-J1 Shares and Class A-J2 Shares sold.

6.
Net Assets

The following table is a summary of share activity during the three months ended March 31, 2026 and shares outstanding as of March 31, 2026 and December 31, 2025:

	Shares Outstanding as of December 31, 2025	Shares Issued During the Period	Shares Repurchased During the Period	Transfers in/(out) during the Period	Shares Outstanding as of March 31, 2026
Class A-D Shares	400,000	—	—	—	400,000
Class A-I Shares	4,042,036	2,066,695	—	—	6,108,731
Class A-J1 Shares	4,963,668	950,312	—	—	5,913,980
Class A-J2 Shares	771,184	219,547	—	—	990,731
Class A-S Shares	7,589,390	3,334,146	—	—	10,923,536
Class E Shares	3,800,872	—	—	—	3,800,872
Class H Shares	40	—	—	—	40
Class I Shares	400	—	—	—	400
Class Q Shares	40	—	—	—	40
Class T Shares	4,386	1,251	—	—	5,637
Total	21,572,016	6,571,950	—	—	28,143,967

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

As of March 31, 2026, the Company has not made any repurchases under the Share Repurchase Plan.

7.
Distributions

The Company did not declare or pay any distributions during the three months ended March 31, 2026.

8.
Commitments and Contingencies

Litigation

As of March 31, 2026, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.

Funding Commitments and Others

The Company had no unfunded commitments in portfolio companies as of both March 31, 2026 and December 31, 2025.

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

10.
Financial Highlights

The following is a schedule of the financial highlights of the Company attributed to each class of Shares for the three months ended March 31, 2026:

	Class A-D Shares	Class A-I Shares	Class A-J1 Shares	Class A-J2 Shares	Class A-S Shares	Class E Shares	Class H Shares	Class I Shares		Class Q Shares	Class T Shares
Per share data attributed to shares (1)
Net asset value per share at beginning of period (December 31, 2025)	$28.86	$29.18	$28.50	$28.49	$26.92	$29.79	$29.98	$29.01	$	$29.98	$29.98
Consideration from the issuance of shares, net (9)	—	—	0.09	0.13	0.32	0.01	0.01	—		0.01	—
Accrued shareholder servicing fees (2)	—	—	(0.12)	(0.17)	(0.37)	—	—	—		—	—
Net investment income/(loss) (2)	(0.03)	(0.04)	(0.03)	(0.03)	(0.03)	(0.13)	(0.03)	(0.12)		(0.03)	(0.03)
Net realized and change in unrealized appreciation (2)	0.04	0.05	0.05	0.05	0.05	0.04	0.03	0.04		0.03	0.04
Net asset value per share at the end of period (March 31, 2026)	$28.87	$29.19	$28.49	$28.47	$26.89	$29.71	$29.99	$28.93	$	$29.99	$29.99
Net assets at end of period (March 31, 2026)	$11,547,240	$178,335,629	$168,499,335	$28,211,681	$293,696,341	$112,912,356	$1,199	$11,570		$1,199	$169,032
Shares outstanding at end of period (March 31, 2026)	400,000	6,108,731	5,913,980	990,731	10,923,536	3,800,872	40	400		40	5,637
Weighted average of shares outstanding at end of the period (March 31, 2026)	400,000	5,325,632	5,564,673	933,943	10,737,258	3,800,872	40	400		40	5,637
Ratio/Supplemental data for Shares:
Ratios to net asset value (3) (8):
Operating expenses before performance allocation (4)	(0.63)%	(0.54)%	(0.71)%	(0.71)%	(0.81)%	(0.94)%	(0.97)%	(0.96)%		(0.97)%	(0.54)%
Operating expenses before expenses reimbursed by Manager (4) (5)	(0.63)%	(0.54)%	(0.71)%	(0.71)%	(0.81)%	(0.94)%	(0.97)%	(0.96)%		(0.97)%	(0.54)%
Operating expenses after expenses reimbursed by Manager (4) (5) (6)	(0.34)%	(0.25)%	(0.42)%	(0.42)%	(0.52)%	(0.65)%	(0.64)%	(0.65)%		(0.64)%	(0.25)%
Operating expenses after performance allocation (4) (5)(6)	(0.63)%	(0.54)%	(0.71)%	(0.71)%	(0.81)%	(0.94)%	(0.97)%	(0.96)%		(0.97)%	(0.54)%
Net investment income (4)	(0.16)%	(0.16)%	(0.16)%	(0.16)%	(0.16)%	(0.55)%	(0.10)%	(0.55)%		(0.10)%	(0.16)%
Total GAAP return attributed to Shares based on net asset value (7)	0.10%	0.03%	0.11%	(0.42)%	(1.08)%	(0.27)%	0.03%	(0.28)%		0.03%	0.03%

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
(9)
Represents the per share impact of subscriptions during the period. The difference between issuance price (Transactional NAV) and U.S. GAAP NAV throughout the period, as well as the timing of share issuances, may result in subscriptions that may be accretive (or dilutive) to NAV per share.

11.
Subsequent Events

Unregistered Sales of Equity Securities

As of April 1, 2026, the Company sold Investor Shares to third-party investors for cash for aggregate consideration of approximately $61,470,873, at a price per Investor Share equal to Transactional NAV per share for the applicable class, which corresponds to the price at which the Company sells and repurchases its shares. The following table provides details on the Investor Shares sold by the Company:

Class	Aggregate Number of Shares Sold(1,2)	Aggregate Consideration(1)
Class A-I Shares	471,930	13,777,311
Class A-J1 Shares	340,048	9,890,000
Class A-J2 Shares	56,440	1,641,500
Class A-S Shares	936,460	26,162,062
Class A-D Shares	343,185	10,000,000
Total	2,148,062	61,470,873

(1)
Share and dollar amounts are rounded to the nearest whole number.
(2)
The Company finalized the number of Investor Shares sold on April 20, 2026, following the calculation of the Company's Transactional NAV per share as of March 31, 2026.

The offer and sale of the investor shares were exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2), including Regulation D (for sales to accredited investors) and/or Regulation S (for sales to non-U.S. investors outside of the United States) thereunder.

Subscriptions totaling $28,872,415 were received and accepted on May 1, 2026. The number of shares to be issued will be determined based on the NAV as of April 30, 2026, once finalized.

Share Repurchases

On May 8, 2026, the Company repurchased 2,000 shares of Class A-J1, pursuant to the redemption plan, at a price per share of $29.08.

Class	Aggregate Number of Shares Repurchased (1)(2)	Aggregate Consideration (1)
Class A-J1 Shares	2,000	55,260
Total	2,000	55,260

(1)
Share and dollar amounts are rounded to the nearest whole number.
(2)
The Company finalized the number of Investor Shares sold on May 8, 2026, following the calculation of the Company's Transactional Net Asset Value per share as of March 31, 2026.

The Company has evaluated subsequent events through May 15, 2026, the date on which the Consolidated Financial Statements were available to be issued, and concluded that no additional subsequent events have occurred that require adjustment to or disclosure in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements included in the 2025 Annual Report. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in “Part I, Item 1A. Risk Factors” in the 2025 Annual Report.

Overview

The Company was formed as a Delaware limited liability company on June 20, 2024. The Company has a limited operating history and was formed as a holding company that seeks to acquire, own and control Joint Ventures and portfolio companies globally. The Company operates its business in a manner so that it is not an “investment company” under the Investment Company Act. We commenced commercial operations on July 1, 2025, upon the sale of Investor Shares to third-party investors.

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

We expect that we will continue to own nearly all of our portfolio companies through Joint Ventures alongside one or more EQT Vehicles whose interests are generally aligned with ours, such that a joint acquisition strategy arising from our combined resources provides the Company with opportunities to accumulate a larger share of, and more control over, any potential acquisition. We plan to own all or substantially all of our Joint Venture interests and other interests in portfolio companies directly or indirectly through one or more wholly-owned operating subsidiaries (each, an “Operating Subsidiary”). In turn, we expect our Operating Subsidiaries to hold our interests in portfolio companies and Joint Ventures through one or more corporations, limited liability companies or limited partnerships. We expect that most of our Joint Ventures will own a majority of, and/or have primary control over, the underlying portfolio company. Our relative economic interests in such Joint Ventures will vary from acquisition to acquisition.

We expect that over the long term, Joint Ventures and portfolio companies will make up approximately 80% of our assets and that the balance of our assets, approximately 20%, will consist of cash and cash equivalents, U.S. Treasury securities, U.S. government agency securities, municipal securities, other sovereign debt, investment grade credit and other investments including high-yield credit, asset-backed securities, mortgage-backed securities, collateralized loan obligations, leveraged loans and/or debt of companies or assets (collectively, the “Liquidity Portfolio”). We expect to hold a portion of our assets in the Liquidity Portfolio in order to provide us with income, to facilitate capital deployment and to provide a potential source of liquidity, including to meet share repurchase requests under our share repurchase plan, pursuant to which shareholders may request that the Company repurchase all or a portion of their shares, subject to the terms and limitations contained in such plan (the “Share Repurchase Plan”). These types of liquid assets may exceed 20% of our assets at any given time due to new subscriptions, shareholder participation in our share repurchase program, distributions from, or dispositions of, portfolio companies or for other reasons as our Manager determines. See “Item 1A. Risk Factors—Risks Related to Our Business—We have significant liquidity requirements, and adverse market and economic conditions may adversely affect our sources of liquidity, which could materially and adversely affect our business operations.” in the 2025 Annual Report.

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

Recent Developments

On April 1, 2026, the Company sold Investor Shares to third-party investors for cash for aggregate consideration of approximately $61,470,873. On May 1, 2026, the Company sold Investor Shares to third-party investors for cash for aggregate consideration of approximately $28,872,415.

Additionally, see Note 11. Subsequent Events to the consolidated financial statements for additional information on acquisitions subsequent to March 31, 2026.

Macroeconomic Environment

To date, 2026 has been marked by continued uncertainty in global markets, driven by investor concerns over inflation, elevated interest rates, ongoing political and regulatory uncertainty, including potential shifts in U.S. trade policy and the imposition of new tariffs, as well as geopolitical instability stemming from the ongoing conflicts in Ukraine, the Middle East and Central and South America. In particular, the escalation of the conflict involving Iran, Israel and the U.S. has contributed to significant disruptions in global energy markets, which has led to an increase in oil and natural gas prices and volatility in the financial markets.

Further contributing to economic uncertainty, the current U.S. presidential administration has implemented significant changes to U.S. trade policy, the size of the federal government, tax policy and the enforcement of various regulations. These policy shifts could introduce additional market instability and reduce investor confidence. For example, the U.S. government has announced tariffs on goods imported from various countries to the United States. Countries subject to such tariffs have imposed, or may in the future, impose reciprocal or retaliatory tariffs and other trade measures. We are actively monitoring these developments and analyzing the potential impacts on our business, the businesses of our portfolio companies and the broader economic environment. In light of these developments, there can be no assurances that political and regulatory conditions will not worsen and/or adversely affect the Company’s fundraising activities and deployment of funds, its portfolio companies or the respective financial performance of the Company and its portfolio companies.

Operating Results Highlights

During the three months ended March 31, 2026, we raised aggregate subscription proceeds of $187,351,702 related to Investor Shares. These subscription proceeds were used, in part, to acquire our interests in four portfolio companies totaling $128,357,506 for the three months ended March 31, 2026.

The details of total returns on Investor Shares are shown in the following table:

Transactional Net Asset Value Total Returns(1)	Class A-D Shares	Class A-I Shares	Class A-J1 Shares	Class A-J2 Shares	Class A-S Shares	Class E Shares	Class H Shares	Class I Shares	Class Q Shares	Class T Shares
Share Class Inception Date	July 1, 2025	July 1, 2025	July 1, 2025	July 1, 2025	August 1, 2025	July 1, 2025	June 30, 2025	July 1, 2025	June 1, 2025	August 1, 2025
Three months ended March 31, 2026	(0.03)%	0.03%	(0.09)%	(0.09)%	(0.18)%	(0.28)%	0.03%	(0.28)%	0.03%	0.03%
Inception to date annualized as of March 31, 2026	16.56%	16.77%	16.34%	16.34%	11.75%	13.73%	19.95%	15.70%	19.95%	14.68%

(1)
“Inception to date annualized” for a given share class, means total return annualized based on the inception date. Past performance is not indicative of future results. Total returns shown reflect the percent change in our Transactional Net Asset Value per share from the beginning of the applicable period, plus the amount of any distribution per Share declared in the period, and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. The Company did not declare or pay any distributions from inception through March 31, 2026. For share classes without twelve months of performance, we have not included the inception to date annualized total return.

Portfolio Companies

As of March 31, 2026, the Company’s portfolio consists of 20 portfolio companies, with an aggregate fair value of $739,268,456 million. The Company’s portfolio companies were as follows:

Portfolio Company	Description
NEOGOV	NEOGOV is a leading provider of cloud‑based human capital and compliance management software.
IFS	IFS is a leading provider of cloud enterprise software and Industrial AI applications.
Nord Anglia	Nord Anglia is a leading international schools organization.
Avetta	Avetta is a global leader in supply chain risk management software.
Zeus	Zeus is a designer and developer of fluoropolymer tubing for medical devices and industrial applications.
CluePoints	CluePoints is a software provider for risk-based quality management and data quality oversight in clinical trials.
GeBBS	GeBBS is a healthcare revenue cycle management services provider.
WSO2	WSO2 is a leading global provider of open-source API management and integration solutions.
Niwas	Niwas is an affordable housing company.
IMG Academy	IMG Academy is a leading education institution.
Acronis	Acronis is a leading cybersecurity and data protection platform.
Fortnox	Fortnox is a provider of cloud-based software for accounting, payroll, invoicing, and integrated financial services, helping small and micro businesses in Sweden.
Perficient	Perficient is a global digital consultancy that helps the world’s largest enterprises and biggest brands advance their business and drive results through the power of technology.
Adalvo	Adalvo is a leading asset-light B2B dossier developer.
PropertyMe	PropertyMe is a provider of online cloud-based real estate and property management software in Australia.
Fujitec	Fujitec is a leading manufacturer of elevators, escalators, and moving walks in Japan.
CareNet, Inc.	CareNet, Inc. is a leading digital healthcare platform provider in Japan.
Adevinta Spain	Adevinta is an operator of online marketplaces in Spain, including for consumer goods, real estate, holiday rentals and jobs.
Remember & Company	Remember & Company is a leading AI-powered HR technology platform.
Douzone Bizon	Douzone Bizon is a leading enterprise research platform and business software provider in Korea.

During April and May 2026, the Company acquired interests in the following portfolio companies:

Portfolio Company	Description
DESOTEC	DESOTEC is a leader in circular mobile filtration solutions.

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

For the three months ended March 31, 2026, the Company generated $641,869 of interest income.

Expenses

For the three months ended March 31, 2026, the Company incurred $4.3 million in total operating expenses.

For the three months ended March 31, 2026, the Manager agreed to reimburse expenses of $1.6 million incurred by the Company pursuant to the Expense Limitation Agreement. The amount is subject to recoupment within a five-year period.

Going forward, we expect our primary expenses to be the payment of the Performance Allocation to EQT Group as well as other capital and operating expenses.

Management Fee

Pursuant to the Management Agreement, the Manager is entitled to receive a management fee from the Company (the “Management Fee”) as described under Note 5. Related Party Transactions to the consolidated financial statements.

In addition to the fees paid to the Manager, we pay all other costs and expenses of our operations, including compensation of any of our employees and non-investment professional employees of the Manager or EQT, directors, custodial expenses, leveraging expenses, transfer agent expenses, legal fees, expenses of independent auditors, expenses of our periodic repurchases, expenses of preparing, printing and distributing offering documents, shareholder reports, notices, proxy statements and reports to governmental agencies and taxes, if any. See “Company Expenses” below and “Item 13. Certain Relationships and Related Transactions, and Director Independence—Potential Conflicts of Interest” in the 2025 Annual Report. The Management Fee is offset by certain fees and expenses. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Management Fee Offset” in the 2025 Annual Report.

For the three months ended March 31, 2026, the Company incurred a Management Fee of $348,356.

Performance Allocation

EQT AB Group will be allocated a performance allocation (the “Performance Allocation”) as described under Note 5. Related Party Transactions to the consolidated financial statements.

For the three months ended March 31, 2026, the Company did not incur a Performance Allocation Fee.

Servicing Fees

EQT Partners BD, LLC will be paid servicing fees as described under Note 5. Related Party Transactions to the consolidated financial statements.

For the three months ended March 31, 2026, the Company incurred Servicing Fees of $807,764. Shareholder servicing fees apply only to Class D Shares, Class S Shares, Class J1 Shares, Class J2 Shares, Class A-D Shares, Class A-S Shares, Class A-J1 Shares and Class A-J2 Shares. For purposes of Transactional Net Asset Value, the Company recognizes shareholder servicing fees as a reduction to Transactional Net Asset Value on a monthly basis as such fees are accrued. For purposes of GAAP Net Asset Value, the Company accrues the cost of the shareholder servicing fees for the estimated life of the shares as an offering cost at the time the Company sells shares in the applicable share classes. See “—Reconciliation of Transactional Net Asset Value to GAAP Net Asset Value.”

Organizational and Offering Expenses

The Company reimburses the Manager or its affiliates for organization and offering costs incurred prior to the commencement of operations of the Company subject to reimbursement and potential recoupment pursuant to the Expense Limitation Agreement discussed herein (including legal, accounting, audit, printing, mailing, subscription processing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the Company), to the extent necessary so that, for any fiscal year, the Company’s annual Specified Expenses (as defined below) do not exceed 0.75% of the Company’s net assets as of the end of each calendar month.

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

During the three months ended March 31, 2026, we incurred organization costs of $0 and incurred offering costs of $585,639. For the period from June 20, 2024 (date of formation) to March 31, 2025, the Company incurred organization costs of $102,936. The organization costs relate to legal, accounting, and other corporate services. As of March 31, 2026, the cumulative offering costs incurred by the Company was $2,342,557, and $585,639 were deferred and recorded as deferred offering costs in the accompanying Consolidated Statements of Assets and Liabilities.

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

For the three months ended March 31, 2026, the Company did not dispose of any interests in portfolio companies and did not recognize any realized gain or loss. The Company incurred realized loss on foreign currency transactions of $385,329.

For the three months ended March 31, 2026, total net change in unrealized appreciation on investments and foreign currency translation increased by $1,744,505.

Provision for Income Taxes

The Company intends to operate so that it will qualify to be treated as a partnership for U.S. federal income tax purposes under the Internal Revenue Code and not a publicly traded partnership taxable as a corporation. The Company operates, in part, through subsidiaries that may be treated as corporations for U.S. and non-U.S. tax purposes and therefore may be subject to current and deferred U.S. federal, state and/or local income taxes at the subsidiary level, resulting in a provision for income taxes. For the three months ended March 31, 2026, provision for income taxes was $0.

Changes in Net Assets from Operations

For the three months ended March 31, 2026, net increase in net assets resulting from operations was $656,853.

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

Transactional Net Asset Value

The Company calculates net asset value per Share in accordance with valuation policies and procedures that have been approved by the Board. The Company’s transactional net asset value (“Transactional Net Asset Value”) is the price at which the Company sells and repurchases its Shares. The Company’s GAAP net asset value (“GAAP Net Asset Value”) is the Company’s net asset value determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The following table provides a breakdown of the major components of the Company’s Transactional Net Asset Value as of March 31, 2026 ($ in thousands, except shares):

Components of Transactional Net Asset Value	March 31, 2026
Assets at fair value (cost $677,985)	$739,268
Cash and cash equivalents	66,328
Other assets	11,425
Other liabilities	(6,243)
Accrued performance allocation	—
Management fee payable	(893)
Accrued shareholder servicing fees(1)	(808)
Transactional Net Asset Value	$809,077
Number of outstanding shares	28,143,966

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

The following table provides a breakdown of our total Transactional Net Asset Value and our Transactional Net Asset Value per share by class as of March 31, 2026 ($ in thousands, except shares and per share data):

Transactional Net Asset Value Per Share	Class I Shares	Class A-I Shares	Class A-D Shares	Class A-J1 Shares	Class A-J2 Shares	Class A-S Shares	Class E Shares	Class Q Shares	Class H Shares	Class T Shares	Total
Transactional Net Asset Value	$12	$178,336	$11,656	$172,003	$28,815	$305,173	$112,912	$1	$1	$169	$809,077
Number of outstanding Shares	400	6,108,731	400,000	5,913,980	990,731	10,923,536	3,800,872	40	40	5,637	28,143,966

Transactional Net Asset Value Per Share as of March 31, 2026	$28.93	$29.19	$29.14	$29.08	$29.08	$27.94	$29.71	$29.99	$29.99	$29.99

Reconciliation of Transactional Net Asset Value to GAAP Net Asset Value

The following table reconciles the Company’s GAAP Net Asset Value to Transactional Net Asset Value ($ in thousands):

March 31, 2026
GAAP Net Asset Value	$793,386
Adjustments:
Accrued shareholder servicing fees	15,692
Transactional Net Asset Value	$809,077

Valuation Methodologies and Significant Inputs

The following table presents additional information about valuation methodologies and significant inputs used for portfolio company holdings that are valued at fair value as of March 31, 2026.

Valuation Methodology	Unobservable Input(s)(1)	Weighted Average(2)	Range
Inputs to market comparables and transaction price/other	Weight Ascribed to Market Comparables	77%	0% - 100%
	Weight Ascribed to Transaction Price/Other	23%	0% - 100%
Market Comparables	Enterprise Value / EBITDA Multiple	17.4x	11.9x - 18.9x
	Enterprise Value / Revenue	8.2x	8.6x - 9.1x
	Enterprise Value / EBITDAC Multiple	26.2x	9.9x - 31.1x
	Price / Book	2.4x	2.4x - 2.4x

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

As of March 31, 2026, the Company had $66,328,977 in cash and cash equivalents, which primarily includes $66,308,700 of investment in money market funds.

As of March 31, 2026, we had not declared or paid any distributions.

Cash Flows

Cash used in operating activities

Net cash flow used in operating activities was $143,842,150 for the three months ended March 31, 2026 and is primarily the result of funding the acquisitions of portfolio companies.

Cash provided by financing activities

Net cash flow provided by financing activities was $187,351,703 for the three months ended March 31, 2026, which primarily reflects the proceeds from the sale of Investor Shares pursuant to our Private Offering.

Since inception on July 1, 2025, through March 31, 2026, the Company has sold approximately $746,238,713 of Investor Shares for cash as part of the Private Offering.

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

Contractual Obligations

See Note 8. Commitments and Contingencies above for our contractual obligations and commitments with payments due subsequent to March 31, 2026.

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

Portfolio companies will generally be valued at transaction price initially, however, to the extent the Manager does not believe a portfolio company’s transaction price reflects the current market value, the Manager will adjust such valuation. When making fair value determinations for portfolio companies, the Manager will generally update the prior month-end valuations by assessing whether any factors exist that require an adjustment to the most recent valuation. The Manager values portfolio companies using the valuation methodology it deems most appropriate and consistent with widely recognized valuation methodologies and market conditions. See “Item 1A. Risk Factors—Risks Related to an Investment in Our Shares—Valuations of our portfolio companies are estimates of fair value and may not necessarily correspond to realizable value.” in the 2025 Annual Report.

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

There can be no assurance that portfolio companies will ultimately be realized for amounts equal to, or greater than, these valuations, or that the past performance information based on such valuations will accurately reflect the realization value of such portfolio companies. The actual realized returns generated by unrealized acquisitions will depend on, among other factors, future operating results, the value of the assets and market conditions at the time of disposition, any related transaction costs and the timing and manner of sale, all of which may differ from assumptions used in prior periods. Valuations are subject to determinations, judgments and opinions, and other third parties or shareholders may disagree with such valuations. Please also refer to “Item 1A. Risk Factors” in the 2025 Annual Report for further information.

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

For purposes of calculating the Company’s transactional net asset value (the "Transactional NAV"), which is used to determine the price at which the Company sells and repurchases its shares, (i) contingent tax liabilities of certain special purpose vehicles that are not expected to be recognized due to the expected structure of the divestment of the associated underlying portfolio company may not be recognized as a reduction to Transactional NAV as of the relevant valuation date (although actual tax liabilities of those same special purpose vehicles may be taken into account in determining the fair value of the associated underlying portfolio company) and (ii) the Company recognizes shareholder servicing fees and distribution fees as a reduction to Transactional NAV on a monthly basis as such fee is accrued. Under GAAP, the Company accrues the cost of the shareholder servicing fees and distribution fees for the estimated life of the relevant Company shares as an offering cost at the time the Company sells such shares.

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

As of March 31, 2026, the Company has not entered into any hedging activities.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There was no material change to our market risks during the three months ended March 31, 2026. Our primary market risk exposure will be interest rate risk with respect to our indebtedness and credit risk and market risk with respect to use of derivative financial instruments. As of March 31, 2026, we had no indebtedness and did not use any derivative financial instruments. The Manager is responsible for the oversight of risks to our business.

Fair Value Risk

All of our portfolio companies will be reported at fair value. Net changes in the fair value of portfolio companies impact the net increase or decrease in net assets resulting from operations in our statements of operations. Based on portfolio companies held as of March 31, 2026, we estimate that an immediate 10% decrease in the fair value of portfolio companies generally would result in a commensurate change in the amount of net increase or decrease in net assets resulting from operations, regardless of whether the portfolio company was valued using observable market prices or management estimates with significant unobservable pricing inputs.

Based on the fair value of the portfolio companies as of March 31, 2026, we estimate that an immediate, hypothetical 10% decline in the fair value of Level III portfolio companies would result in a decline in net increase in net assets resulting from operations of $73,926,846, if not offset by other factors.

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

We estimate that an immediate, hypothetical 10% decline in the exchange rates between the U.S. dollar and all of the major foreign currencies in which our portfolio companies were denominated as of March 31, 2026 (i.e., an increase in the value of the U.S. dollar against these foreign currencies) would result in a decline in net increase in net assets resulting from operations of $2,028, net of the impact of foreign exchange hedging strategies, if not offset by other factors.

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

With respect to our business operations, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase and the value of our fixed income investments to decline. Conversely, general decreases in interest rates over time may cause the interest expense associated with our borrowings to decrease, and the value of our debt acquisitions to increase. As of March 31, 2026, we had no indebtedness.

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

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

For information regarding the risk factors that could affect the Company’s business, operating results, financial condition and liquidity, see “Item 1A. Risk Factors” in the 2025 Annual Report. There have been no material changes to the risk factors previously disclosed in the 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not repurchase any Shares during the three months ended March 31, 2026. Pursuant to our Share Repurchase Plan, Shareholders may request on a quarterly basis that we repurchase all or any portion of their Shares. The Company may repurchase fewer Shares than have been requested in any particular quarter to be repurchased under our Share Repurchase Plan, or none at all, in our discretion at any time. In addition, the aggregate NAV of total repurchases of our Investor Shares or Class T Shares under our Share Repurchase Plan will be limited to no more than 5% of our aggregate NAV attributable to such classes of shares per calendar quarter (measured using the average aggregate NAV attributable to Shareholders as of the end of the immediately preceding calendar quarter). See “Part I, Item 1. Business–Share Repurchases” in the 2025 Annual Report for more information regarding our Share Repurchase Plan. See Note 12. Subsequent Events to the consolidated financial statements for additional information on Share repurchases subsequent to March 31, 2026.

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

10.1

Second Amended and Restated Expense Limitation and Reimbursement Agreement, dated March 31, 2026, by and between EQT Private Equity Company LLC and EQT Partners Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2026).

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

Date: May 15, 2026	EQT PRIVATE EQUITY COMPANY LLC

	By:	/s/ Brian Channon
Name: Brian Channon
Title: Chief Financial Officer
(Authorized Signatory, Principal Financial Officer and Principal Accounting Officer)