Form 10-Q
period 2026-06-30
EQT Private Equity Co LLC
filed 2026-08-14
CIK 2032020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 14, 2026, the registrant had the following shares outstanding: 743,185 Class A-D Shares, 7,506,315 Class A-I Shares, 6,583.037 Class A-J1 Shares, 1,099,153 Class A-J2 Shares, 12,904,736 Class A-S Shares, 463,193 Class I Shares, 226,692 Class J1 Shares, 5,600 Class J2 Shares, 345,409 Class S Shares, 5,743,614 Class E Shares, 40 Class Q Shares, 8,083 Class T Shares and 40 Class H Shares. The number of Shares outstanding excludes August 1, 2026 subscriptions since the issuance prices are not yet finalized as of the date of this filing. As of August 14, 2026, no Class D Shares were outstanding.

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
•
“Founder Shares” refer to the Company’s Class A-I Shares (“Class A-I Shares”), Class A-D Shares (“Class A-D Shares”), Class A-S Shares (“Class A-S Shares”), Class A-J1 Shares (“Class A-J1 Shares”) and Class A-J2 Shares (“Class A-J2 Shares”), which the Company ceased offering as of June 1, 2026;
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
•
repurchases under our share repurchase plan (the “Share Repurchase Plan”);
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

Part I. Financial Information

EQT Private Equity Company LLC

Consolidated Statements of Assets and Liabilities (Unaudited)

(Amounts in Thousands, Except Share Data)

	June 30, 2026	December 31, 2025
Assets
Investments at fair value (cost: $832,209 and $543,114, respectively)	$938,275	$602,874
Cash and cash equivalents	100,986	22,682
Cash in foreign currencies, at fair value (cost: $24 and $137, respectively)	24	137
Deferred offering costs	-	1,171
Interest receivable	1,425	682
Due from Manager	12,225	9,350
Total assets	1,052,935	636,897

Liabilities
Management fee payable, net	1,378	545
Accrued performance allocation	5,550	7,278
Unrealized depreciation on foreign currency forward contracts	174	-
Accrued shareholder servicing fees	18,809	12,270
Organization costs payable	222	222
Legal and professional fees payable	4,781	2,965
General and administrative expenses payable	962	459
Offering cost payable	2,343	2,343
Directors' fees and expenses payable	115	123
Other payables	137	54
Total liabilities	34,471	26,258

Commitments and contingencies (Note 9)
Net assets	$1,018,464	$610,639

Net assets are comprised of:
Class A-D Shares, 743,185 and 400,000 shares authorized, issued and outstanding, respectively	22,259	11,544
Class A-I Shares, 7,585,425 and 4,042,036 shares authorized, issued and outstanding, respectively	230,004	117,964
Class A-J1 Shares, 6,587,308 and 4,963,668 shares authorized, issued and outstanding, respectively	194,965	141,481
Class A-J2 Shares, 1,099,153 and 771,184 shares authorized, issued and outstanding, respectively	32,517	21,974
Class A-S Shares, 12,908,623 and 7,589,390 shares authorized, issued and outstanding, respectively	360,645	204,304
Class E Shares, 5,743,614 and 3,800,872 shares authorized, issued and outstanding, respectively	177,844	113,225
Class H Shares, 40 and 40 shares authorized, issued and outstanding, respectively	1	1
Class I Shares, 400 and 400 shares authorized, issued and outstanding, respectively	12	12
Class Q Shares, 40 and 40 shares authorized, issued and outstanding, respectively	1	1
Class T Shares, 6,887 and 4,386 shares authorized, issued and outstanding, respectively	216	131
Net assets	$1,018,464	$610,639

Shares outstanding	34,674,675	21,572,016

See notes to consolidated financial statements.

EQT Private Equity Company LLC

Consolidated Statements of Operations (Unaudited)

(Amounts in Thousands)

	For The Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Investment income
Interest income	$1,115	$-	$1,757	$-
Total investment income	1,115	-	1,757	-

Operating expenses
Management fee, net	485	-	833	-
Performance allocation	5,550	-	5,550	-
Legal and professional fees	1,993	1,520	3,956	2,244
Deferred offering costs amortization	586	-	1,171	-
Organization costs	-	1,817	-	1,920
Directors' fees and expenses	115	115	230	233
General and administrative expenses	477	-	933	-
Other expenses	1	-	1	-
Total operating expenses	9,206	3,452	12,674	4,397
Less: Expenses reimbursed by Manager	(1,274)	(3,452)	(2,892)	(4,397)

Net operating expenses	7,932	-	9,782	-

Net investment loss	(6,817)	-	(8,025)	-

Net realized gain/(loss) on foreign currency transactions:
Foreign currency transactions	(2)	-	(388)	-

Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts, and foreign currency translation:
Investments	49,389	-	55,023	-
Foreign currency forward contracts	(174)	-	(174)	-
Foreign currency translation	(4,609)	-	(8,499)	-

Total net change in unrealized appreciation/(depreciation)	44,606	-	46,351	-

Total realized gain/(loss) and change in unrealized appreciation/(depreciation)	44,604	-	45,963	-

Net increase/(decrease) in net assets resulting from operations	$37,787	$-	$37,938	$-

See notes to consolidated financial statements.

EQT Private Equity Company LLC

Consolidated Statements of Changes in Net Assets (Unaudited)

(Amounts in Thousands)

	Class A-D Shares	Class A-I Shares	Class A-J1 Shares	Class A-J2 Shares	Class A-S Shares	Class E Shares	Class H Shares	Class I Shares	Class Q Shares	Class T Shares	Total Net Assets
Balance at April 1, 2026	$11,548	$178,336	$168,499	$28,212	$293,696	$112,912	$1	$12	$1	$169	$793,386
Consideration from the issuance of shares	10,000	43,548	19,755	3,170	55,814	58,140	-	-	-	37	190,464
Repurchase of shares, net of early repurchase fee	-	-	(55)	-	-	-	-	-	-	-	(55)
Accrued shareholder servicing fees	(125)	-	(513)	(82)	(2,398)	-	-	-	-	-	(3,118)
Net investment income/(loss)	(166)	(1,627)	(1,455)	(244)	(2,713)	(610)	-	(1)	-	(1)	(6,817)
Net realized gain/(loss)	-	(1)	(1)	1	(1)	-	-	-	-	-	(2)
Net change in unrealized appreciation/(depreciation)	1,002	9,748	8,735	1,460	16,247	7,402	-	1	-	11	44,606
Balance at June 30, 2026	$22,259	$230,004	$194,965	$32,517	$360,645	$177,844	$1	$12	$1	$216	$1,018,464

Balance at January 1, 2026	$11,545	$117,964	$141,481	$21,975	$204,304	$113,225	$1	$12	$1	$131	$610,639
Consideration from the issuance of shares	10,000	103,780	47,379	9,554	148,925	58,140	-	-	-	75	377,853
Repurchase of shares, net of early repurchase fee	-	-	(55)	-	-	-	-	-	-	-	(55)
Accrued shareholder servicing fees	(125)	-	(1,201)	(243)	(6,342)	-	-	-	-	-	(7,911)
Net investment income/(loss)	(180)	(1,807)	(1,643)	(275)	(3,028)	(1,090)	-	(1)	-	(1)	(8,025)
Net realized gain/(loss)	(6)	(83)	(85)	(14)	(143)	(57)	-	-	-	-	(388)
Net change in unrealized appreciation/(depreciation)	1,025	10,150	9,089	1,520	16,929	7,626	-	1	-	11	46,351
Balance at June 30, 2026	$22,259	$230,004	$194,965	$32,517	$360,645	$177,844	$1	$12	$1	$216	$1,018,464

	Class A-D Shares	Class A-I Shares	Class A-J1 Shares	Class A-J2 Shares	Class A-S Shares	Class E Shares	Class H Shares	Class I Shares	Class Q Shares	Class T Shares	Total Net Assets
Balance at April 1, 2025	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Consideration from the issuance of shares	-	-	-	-	-	-	1	-	1	-	2
Net investment income/(loss)	-	-	-	-	-	-	-	-	-	-	-
Net realized gain/(loss)	-	-	-	-	-	-	-	-	-	-	-
Net change in unrealized appreciation/(depreciation)	-	-	-	-	-	-	-	-	-	-	-
Balance at June 30, 2025	$-	$-	$-	$-	$-	$-	$1	$-	$1	$-	$2

Balance at January 1, 2025	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Consideration from the issuance of shares	-	-	-	-	-	-	1	-	1	-	2
Net investment income/(loss)	-	-	-	-	-	-	-	-	-	-	-
Net realized gain/(loss)	-	-	-	-	-	-	-	-	-	-	-
Net change in unrealized appreciation/(depreciation)	-	-	-	-	-	-	-	-	-	-	-
Balance at June 30, 2025	$-	$-	$-	$-	$-	$-	$1	$-	$1	$-	$2

See notes to consolidated financial statements.

EQT Private Equity Company LLC

Consolidated Statements of Cash Flows (Unaudited)

(Amounts in Thousands)

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2026	2025
Operating activities
Net increase in net assets resulting from operations	$37,938	$-
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Net change in unrealized (appreciation)/depreciation on investments	(55,023)	-
Net change in unrealized (appreciation)/depreciation on foreign currency forward contracts	174	-
Net change in unrealized (appreciation)/depreciation on foreign currency translation	8,499	-
Net realized (gain)/loss on foreign currency transactions	388	-
Amortization of deferred offering costs	1,171	-
Acquisition of portfolio companies	(290,082)	-
Proceeds from repayments from interests in portfolio companies	818	-
Changes in operating assets and liabilities:
Increase in due from Manager	(2,875)	(4,397)
Increase in interest receivable	(743)	-
Increase in deferred offering costs	-	(687)
Increase in management fee payable, net	833	-
Decrease in accrued performance allocation	(1,728)	-
Decrease in directors’ fees and expenses payable	(8)	233
Increase in legal and professional fees payable	1,816	2,244
Increase in general and administrative expenses payable	503	-
Increase in other payables	84	-
Net cash used in operating activities	(298,235)	-

Financing activities
Decrease in servicing fees paid	(1,372)
Proceeds from issuance of shares	377,853	-
Repurchase of shares, net of early repurchase fee	(55)	-
Net cash provided by financing activities	376,426	-

Net increase in cash and cash equivalents and foreign currencies at fair value	78,191	-

Cash and cash equivalents and foreign currencies at fair value, beginning of period	22,819	1,000
Cash and cash equivalents and foreign currencies at fair value, end of period	$101,010	$1,000

Supplemental disclosure of operating activities
Class T Shares issued for director's fees	$75	$-

Supplemental disclosure of non-cash financing activities
Change in shareholder servicing fees	$7,910	$-
(1)
During the period, the non-cash component of director fees was settled through the issuance of Class T Shares, recognized at grant‑date fair value as compensation expense and reflected as a non‑cash financing activity.

See notes to consolidated financial statements.

EQT Private Equity Company LLC

Condensed Consolidated Schedule of Investments as of June 30, 2026 (Unaudited)

(Amounts in Thousands)

Issuer	Asset	Geography (1)(2)	Currency	Valuation Level	Estimated Fair Value	Estimated Fair Value as a Percentage of Net Assets
Portfolio Companies
Consumer Discretionary (6.08%)
Nord Anglia	Equity interest held through Menrva Lead Co-Investment II. L.P.	APAC	USD	III	$46,485	4.56%
Other investment in portfolio company		(4)	Various	III	15,479	1.52%

Information Technology (61.65%)
NEOGOV	Equity interest held through Newt Aggregator 2, LP	North America	USD	III	99,442	9.76%
Fortnox	Equity interest held through Omega Aggregator SCSp	Europe	SEK	III	91,938	9.03%
IFS	Equity interest held through Impala Midco S.à r.l.	Europe	EUR	III	53,627	5.27%
Other investments in portfolio companies		(5)	Various	III	297,284	29.18%

Financials (6.27%)
Other investment in portfolio companies		(6)	Various	III	63,814	6.27%

Industrial (3.96%)
DESOTEC	Equity interest held through Darling TopCo SCSp	Europe	EUR	III	85,646	8.41%
Other investment in portfolio company		(7)	Various	III	40,380	3.96%

Materials (2.99%)
Other investment in portfolio company		(8)	Various	III	30,482	2.99%

Health Care (11.17%)
Other investments in portfolio companies		(9)	Various	III	113,698	11.17%

Total Portfolio Companies (cost of $832,209)					938,275	92.12%

Derivative Instruments
Forward Foreign Currency Contracts				II	(174)	(0.02)%

Total Derivative Instruments					(174)	(0.02)%

Money Market Funds

Morgan Stanley Liquidity Government Institutional Fund	North America	USD	I	50,495	4.96%
JP Morgan US Government Capital Fund	North America	USD	I	50,489	4.96%
Total Money Market Funds (cost $100,985)				100,984	9.92%

Total Investments and Money Market Funds (cost of $933,194)				$1,039,085	102.02%

(1)
The fair value is domiciled across North America 29.15% Europe 37.44% and APAC 25.54%.
(2)
The portfolio's cost is domiciled across North America $261,529, Europe $330,569 and APAC $240,112.
(3)
There were no single investments included in this category that exceeded 5% of net assets.
(4)
1.52% of fair value shown is domiciled in North America.
(5)
9.06% of fair value shown is domiciled in North America, 12.46% in APAC and 7.66% in Europe.
(6)
2.46% of fair value shown is domiciled in APAC and 3.81% in North America.
(7)
3.96% of fair value shown is domiciled in APAC.
(8)
2.99% of fair value shown is domiciled in North America.
(9)
2.01% of fair value shown is domiciled in North America, 2.09% in APAC and 7.07% in Europe.

See notes to consolidated financial statements

EQT Private Equity Company LLC

Condensed Consolidated Schedule of Investments as of December 31, 2025

(Amounts in Thousands)

Issuer	Asset	Geography (1)(2)	Currency	Valuation Level	Estimated Fair Value	Estimated Fair Value as a Percentage of Net Assets
Portfolio Companies
Consumer Discretionary (10.06%)
Nord Anglia	Equity interest held through Menrva Lead Co-Investment II. L.P.	APAC	USD	III	$45,980	7.53%
Other investment in portfolio company		(4)	Various		15,448	2.53%

Information Technology (62.15%)
NEOGOV	Equity interest held through Newt Aggregator 2, LP	North America	USD	III	100,000	16.38%
Fortnox	Equity interest held through Omega Aggregator SCSp	Europe	SEK	III	86,963	14.24%
IFS	Equity interest held through Impala Midco S.à r.l.	Europe	EUR	III	53,967	8.84%
Avetta	Equity interest held through Artifact Aggregator LP	North America	USD	III	39,371	6.45%
Acronis	Equity interest held through Angel Aggregator SCSp	Europe	USD	III	33,236	5.44%
Other investments in portfolio companies		(5)	Various		65,936	10.80%

Financials (3.33%)
Other investment in portfolio company		(6)	Various		20,308	3.33%

Industrial (6.26%)
Fujitec	Equity interest held through Bospolder Pooling C.V.	APAC	USD	III	38,251	6.26%

Materials (4.39%)
Other investment in portfolio company		(7)	Various		26,836	4.39%

Health Care (12.54%)
Adalvo	Equity interest held through Artemis Aggregator SCSp	Europe	USD	III	33,317	5.46%
Other investments in portfolio companies		(8)	Various		43,263	7.08%

Total Portfolio Companies (cost of $543,114)					602,874	98.73%

Money Market Funds

Morgan Stanley Liquidity Government Institutional Fund	North America	USD	I	11,242	1.84%
JP Morgan US Government Capital Fund	North America	USD	I	11,241	1.84%
Total Money Market Funds (cost $22,483)				22,483	3.68%

Total Investments and Money Market Funds (cost of $565,597)				$625,357	102.41%

(1)
The fair value is domiciled across North America (44.25%), Europe (37.76%) and APAC (20.40%)
(2)
The portfolio's cost is domiciled across North America $254,830, Europe $194,973 and APAC $115,794.
(3)
There were no single investments included in this category that exceeded 5% of net assets.
(4)
2.53% of fair value shown is domiciled in North America
(5)
7.52% of fair value shown is domiciled in North America and 3.28% in APAC
(6)
3.33% of fair value shown is domiciled in APAC
(7)
4.39% of fair value shown is domiciled in North America
(8)
3.30% of fair value shown is domiciled in North America and 3.78% in Europe

See notes to consolidated financial statements.

EQT Private Equity Company LLC

Notes to Consolidated Financial Statements

(All Amounts in Thousands, Except Share and Per Share Data, and Except Where Noted)

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

EQPE conducts a continuous private offering of its investor shares on a monthly basis in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), (i) to accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of shares sold outside of the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act). As of June 30, 2026, the Company offers the following classes of investor shares: Class I Shares, Class D Shares, Class S Shares, Class J1 Shares, Class J2 Shares, Class A-I Shares, Class A-D Shares, Class A-S Shares, Class A-J1 Shares and Class A-J2 Shares (collectively, the “Investor Shares”).

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

Cash and Cash Equivalents

Cash, including cash denominated in foreign currencies, represents cash deposits held at financial institutions or in money market funds with maturities of three or fewer months at the time of acquisition. As of June 30, 2026 and December 31, 2025, the amount of cash and cash equivalents was $101,010 and $22,819, respectively.

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

Organization and Offering Costs

Organization costs are expensed as incurred. Organization costs consist of costs incurred to establish the Company and enable it legally to do business. Organization costs will be reimbursed by the Manager, subject to potential recoupment as described in Note 6. Related Party Transactions. For the three months ended June 30, 2026 and 2025, the Company incurred organization costs of $0 and $1,817, respectively. For the six months ended June 30, 2026 and 2025, the Company incurred organization costs of $0 and $1,920 , respectively.

Offering costs include registration fees and legal fees regarding the preparation of the initial registration statement on Form 10. Offering costs are accounted for as deferred costs until operations begin. Offering costs will be reimbursed by the Manager, subject to potential recoupment as described in Note 6. Related Party Transactions. For continuous offerings, offering costs are then amortized over the first twelve months of operations on a straight-line basis. Deferred offering costs amortization was $1,171 as of June 30, 2026 and $0 as of December 31, 2025, respectively. Deferred offering costs amortization was $586 and $0 for three months ended June 30, 2026 and 2025, respectively.

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

Revenue Recognition

Interest income from money market funds with financial institutions is recorded on an accrual basis to the extent that the Company expects to collect such amounts. Each distribution received from a portfolio company is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments

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

Performance Allocation

Under the Amended and Restated Limited Liability Company Agreement of the Company (as amended from time to time, the “LLC Agreement”), so long as the Management Agreement has not been terminated, the Performance Allocation is equal to 15.0% of the Total Return attributable to Investor Shares subject to the 5% Hurdle Amount and a High Water Mark, with a 100% Catch-Up (as such terms are defined under Note 6. Related Party Transactions). Such allocation is measured and allocated or paid annually and accrued monthly (subject to pro-rating for partial periods), payable either in cash or in Class T Shares.

EQT AB Group may elect to receive the Performance Allocation in cash or Class T Shares. If the Performance Allocation is paid in Class T Shares, such Shares may be repurchased at EQT AB Group’s request and are subject to the repurchase limitations of our Share Repurchase Plan.

3.
Investments

Acquisitions for the six months ended June 30, 2026

Cash Acquisitions

•
On January 26, 2026, the Company purchased from EQT Investments AB ownership interests in CareNet, Inc., a premier software provider for risk-based quality management and data quality oversight in clinical trials, for an aggregate amount of $20,010.
•
On January 30, 2026, the Company acquired ownership interests in Niwas Housing Finance Private Limited, an affordable housing finance company, for an aggregate amount of $2,238.
•
On February 23, 2026, the Company acquired ownership interests in Adevinta, an operator of online marketplaces in Spain, including consumer goods, real estate, holiday rentals and jobs, for an aggregate amount of $48,332.
•
On February 25, 2026, the Company acquired ownership interests in Remember & Company, a leading AI-powered HR tech platform, for an aggregate amount of $30,110.
•
On March 16, 2026, the Company acquired ownership interests in Remember & Company Class B, a leading AI-powered HR tech platform, for an aggregate amount of $35,000.
•
On April 27, 2026, the Company acquired ownership interests in DESOTEC, a market leader in activated carbon based circular mobile filtration, for an aggregate amount of $29,232. Then, on May 26, 2026, the Company purchased from EQT Investments AB ownership interests for an aggregate amount of $58,032.
•
On April 24, 2026, the Company acquired ownership interests in Remember & Company Class B, a leading AI-powered HR tech platform, for an aggregate amount of $10,543.
•
On June 16, 2026, the Company acquired ownership interests in Fujitec Co., Ltd, a specialized global manufacturer of urban space mobility systems, handling elevators, escalators, and moving walks with a supply chain in 24 countries and regions, for an aggregate amount of $1,407.
•
On June 25, 2026, the Company purchased from EQT Investments AB ownership interest in Mamezo, a leading IT consulting firm that helps companies modernize IT systems, design digital platforms and system architecture, and enhance their organization capabilities to work with new technologies, including AI and cloud adoption, for an aggregate amount of $25,010.
•
On June 29, 2026, the Company acquired ownership interests in McNair Parent Coöperatief U.A., a portfolio company that provides an AI datacenter platform and services to hyperscale customers, for an aggregate amount of $30,000.
4.
Fair Value Measurements—Investments

The following table presents fair value measurements of investments, by major class, as of June 30, 2026 and December 31, 2025, according to the fair value hierarchy:

June 30, 2026
Investments	Level I	Level II	Level III	Fair Value
Portfolio companies	$-	$-	$938,275	$938,275
Investments in Money Market Funds	100,984	-	-	100,984
Unrealized depreciation on foreign currency forward contracts	-	(174)	-	(174)
Total	$100,984	$(174)	$938,275	$1,039,085

December 31, 2025
Investments	Level I	Level II	Level III	Fair Value
Portfolio companies	$-	$-	$602,874	$602,874
Investments in Money Market Funds	22,483	-	-	22,483
Total	$22,483	$-	$602,874	$625,357

The following table provides a reconciliation of the beginning and ending balances for investments that use Level III inputs for the six months ended June 30, 2026 and for the year ended December 31, 2025:

Investments	Balance as of December 31, 2025	Purchases	Proceeds from investments	Net change in unrealized appreciation on investments	Net change in unrealized depreciation on foreign currency translation	Balance as of June 30, 2026
Portfolio companies	$602,874	$290,082	$(818)	$55,023	$(8,885)	$938,275

Investments	Balance as of December 31, 2024	Purchases	Proceeds from investments	Net change in unrealized appreciation on investments	Net change in unrealized depreciation on foreign currency translation	Balance as of December 31, 2025
Portfolio companies	$-	$543,114	$-	$57,796	$1,964	$602,874

The following tables present the quantitative information about Level III fair value measurements of the Company’s portfolio companies as of June 30, 2026 and December 31, 2025:

Level III Assets	Fair Value June 30, 2026	Valuation Methodology	Unobservable Input(s)(1)	Weighted Average(2)		Range	Impact to Valuation from an Increase in Input (3)
Portfolio companies	$938,275	Inputs to market comparables and transaction price/other	Weight Ascribed to Market Comparables	79%		0% - 100%	(4)
			Weight Ascribed to Transaction Price/Other	21%		0% - 100%	(5)
		Market Comparables	Enterprise Value / EBITDA Multiple	16.3	x	10.8x - 19.4x	Increase
			Enterprise Value / Revenue	7.9	x	6.0x - 9.2x
			Enterprise Value / EBITDAC Multiple	25.1	x	12.2x - 31.8x
			Price / Book	2.5	x	2.5x - 2.5x
			Enterprise Value / Cash EBITDAC Multiple	25.4	x	25.4x - 25.4x

Level III Assets	Fair Value December 31, 2025	Valuation Methodology	Unobservable Input(s)(1)	Weighted Average(2)	Range	Impact to Valuation from an Increase in Input (3)
Portfolio companies	$602,874	Inputs to market comparables and transaction price/other	Weight Ascribed to Market Comparables	90%	0% - 100%	(4)
			Weight Ascribed to Transaction Price/Other	10%	0% - 100%	(5)
		Market Comparables	Enterprise Value / EBITDA Multiple	17.9x	13.6x - 19.2x	Increase
			Enterprise Value / Revenue	9.4x	7.6x - 10.1x
			Enterprise Value / EBITDAC Multiple	27.6x	9.2x - 33.4x
			Price / Book	2.3x	2.3x - 2.3x
			Enterprise Value / Cash EBITDAC Multiple	26.7x	26.7x - 26.7x

(1)
In determining the inputs, management evaluates a variety of factors including economic conditions, industry and market developments, market valuations of comparable companies, and company-specific developments including exit strategies and realization opportunities. The Manager has determined that market participants would take these inputs into account when valuing the investments.
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

5.
Derivatives

The Company enters into foreign currency forward contracts to hedge against foreign currency exchange rate risk on its non-U.S. dollar denominated securities or to facilitate settlement of foreign currency denominated transactions. A foreign currency forward contract is an agreement between two parties to buy and sell a currency at a set price with delivery and settlement at a future date. These contracts are marked-to-market by recognizing the difference between the contract forward exchange rate and the forward market exchange rate on the last day of the period as unrealized appreciation or depreciation. When a foreign currency forward contract is closed, through either delivery or offset by entering into another foreign currency forward contract, the Company recognizes realized appreciation or depreciation equal to the difference between the value of the contract at the time it was opened and the value of the contract at the time it was closed. Foreign currency forward contracts involve elements of market risk in excess of the amounts reflected on the Consolidated Statements of Assets and Liabilities. The Company’s primary risk related to hedging is the risk of an unfavorable change in the foreign exchange rate underlying the foreign currency forward contract.

The table below summarizes the aggregate notional amount and fair value of the derivative instruments. The notional amount, which is presented in both base and local currency, represents the absolute value amount of the foreign exchange contracts in thousands:

June 30, 2026
Liabilities
	Notional		Fair Value
Derivative Instruments
Foreign currency contracts (EUR)	€157,184		$(94)
Foreign currency contracts (SEK)	62,981	kr	(80)
			$(174)

6.
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

For the three and six months ended June 30, 2026 the Company recognized Management Fees of $485 and $833, respectively, in the Consolidated Statements of Operations, of which $1,378 was payable at June 30, 2026 and included in“Management Fee Payable, net” in the accompanying Consolidated Statements of Assets and Liabilities. The gross Management Fee of $6,545 was offset by the $5,168 management fee waiver to arrive at the net Management Fee of $1,378.

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

For the three and six months ended June 30, 2026, the Company recognized a Performance Allocation of $5,550. As of June 30, 2026 and December 31, 2025, a Performance Allocation accrual of $5,550 and $7,278, respectively, was recorded in the Consolidated Statements of Assets and Liabilities.

During the six months ended June 30, 2026, the Company made a distribution of $7,278 to the Class H Member in satisfaction of the Performance Allocation liability of $7,278 due to Class H Member as of December 31, 2025.

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

The following table reflects the amounts subject to recoupment pursuant to the Expense Limitation Agreement and the expiration for future possible recoupments by the Manager as of June 30, 2026:

	Amount	Last Expiration Date
June 30, 2024 (From June 20 to June 30, 2024)	$2,327	June 30, 2029
September 30, 2024	3,094	September 30, 2029
December 31, 2024	124	December 31, 2029
March 31, 2025	945	March 31, 2030
June 30, 2025	3,452	June 30, 2030
September 30, 2025	5,787	September 30, 2030
December 31, 2025	2,910	December 31, 2030
March 31, 2026	1,618	March 31, 2031
June 30, 2026	1,274	June 30, 2031
Total	$21,532

As of June 30, 2026 and June 30, 2025, the total amount of expenses to be reimbursed by the Manager was $2,892 and $4,397, respectively. For the three months ended June 30, 2026 and 2025, the total amount of expense to be reimbursed by the Manager was $1,274 and $3,452.

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

Other Transactions

On May 1, 2026, the Company issued Class E Shares to EQT Holdings AB for an aggregate amount of $58,140.

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

As of June 30, 2026 and December 31, 2025, the Company has accrued $18,809 and $12,270 , respectively, of Servicing Fees payable to the Dealer Manager related to Class D Shares, Class S Shares, Class J1 Shares, Class J2 Shares, Class A-D Shares, Class A-S Shares, Class A-J1 Shares and Class A-J2 Shares sold.

7.
Net Assets

The following table is a summary of share activity during the six months ended June 30, 2026 and shares outstanding as of June 30, 2026 and January 1, 2026:

	Shares Outstanding as of January 1, 2026	Shares Issued During the Period	Shares Repurchased During the Period	Transfers in/(out) during the Period	Shares Outstanding as of June 30, 2026
Class A-D Shares	400,000	343,185	-	-	743,185
Class A-I Shares	4,042,036	3,543,389	-	-	7,585,425
Class A-J1 Shares	4,963,668	1,625,640	(2,000)	-	6,587,308
Class A-J2 Shares	771,184	327,969	-	-	1,099,153
Class A-S Shares	7,589,390	5,319,233	-	-	12,908,623
Class I Shares	400	-	-	-	400
Class H Shares	40	-	-	-	40
Class E Shares	3,800,872	1,942,742	-	-	5,743,614
Class Q Shares	40	-	-	-	40
Class T Shares	4,386	2,501	-	-	6,887
Total	21,572,016	13,104,659	(2,000)	-	34,674,675

The following table is a summary of share activity during the six months ended June 30, 2025 and shares outstanding as of June 30, 2025 and January 1, 2025:

	Shares Outstanding as of January 1, 2025	Shares Issued During the Period	Shares Repurchased During the Period	Transfers in/(out) during the Period	Shares Outstanding as of June 30, 2025
Class Q Shares	40	-	-	-	40
Total	40	-	-	-	40

Share Repurchase

At the shareholders’ request, the Shares may be purchased at the transactional net asset value per share, which is the price at which the Company sells and repurchases its Shares, subject to the conditions under the Share Repurchase Plan. Under the Share Repurchase Plan, repurchases will be limited to no more than 5% of the Company’s aggregate NAV attributable to such classes of shares per calendar quarter (measured using the average aggregate NAV attributable to shareholders as of the end of the immediately preceding calendar quarter). The following table summarizes the Company’s transactional net asset value per share:

Transactional Net Asset Value Per Share	Class I	Class A-I	Class A-D	Class A-J1	Class A-J2	Class A-S	Class H	Class E	Class Q	Class T
Transactional Net Asset Value per Share as of June 30, 2026	$29.98	$30.32	$30.25	$30.17	$30.17	$28.96	$31.35	$30.96	$31.35	$31.35

During the three months ended June 30, 2026, the Company repurchased 2,000 Class A-J1 Shares, pursuant to the Share Repurchase Plan, at an average price per share of $29.08.

8.
Distributions

The Company did not declare or pay any distributions during the six months ended June 30, 2026.

9.
Commitments and Contingencies

Litigation

As of June 30, 2026, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.

Funding Commitments and Others

The Company had £12,740 and $0 in unfunded commitments in portfolio companies as of June 30, 2026 and December 31, 2025, respectively.

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

10.
Segment Reporting

The Company operates through a single operating and reporting segment with an investment objective of generating attractive risk-adjusted returns for shareholders and achieving medium-to-long-term capital appreciation. Certain executive officers of EQT comprise the Company’s Executive Committee, which serves as the chief operating decision maker (“CODM”). The CODM assesses the performance and makes operating decisions of the Company on a consolidated basis. As the Company’s operations comprise a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as “Total Assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

11.
Financial Highlights

The following is a schedule of the financial highlights of the Company attributed to each class of Shares for the six months ended June 30, 2026:

	Class A-D Shares	Class A-I Shares	Class A-J1 Shares	Class A-J2 Shares	Class A-S Shares	Class E Shares	Class H Shares	Class I Shares	Class Q Shares	Class T Shares
Per share data attributed to shares (1)
Net asset value per share at beginning of period (January 1, 2026)	$28.87	$29.18	$28.50	$28.49	$26.92	$29.79	$29.98	$29.01	$29.98	$29.98
Accrued shareholder servicing fees	(0.17)	-	(0.20)	(0.24)	(0.57)	-	-	-	-	-
Net investment income/(loss) (2)	(0.24)	(0.29)	(0.27)	(0.27)	(0.27)	(0.24)	-	(0.03)	-	(0.16)
Net realized and change in unrealized appreciation (2)	1.49	1.43	1.57	1.60	1.86	1.41	1.37	1.00	1.37	1.54
Net increase/(decrease) in net assets attributed to shareholders	$1.08	$1.14	$1.10	$1.09	$1.02	$1.17	$1.37	$0.97	$1.37	$1.38
Net asset value per share at the end of period (June 30, 2026)	$29.95	$30.32	$29.60	$29.58	$27.94	$30.96	$31.35	$29.98	$31.35	$31.36
Weighted average of shares outstanding at end of the period (June 30, 2026)	743,185	6,172,188	5,999,061	1,004,971	11,040,295	4,455,608	40	400	40	6,266

Ratio/Supplemental data for Shares:
Ratios to net asset value (3) (8):

Operating expenses before expenses reimbursed by Manager (4) (5)	2.19%	2.13%	2.10%	2.10%	2.14%	2.60%	2.19%	3.19%	2.19%	1.39%
Operating expenses reimbursed by Manager (4) (5)	(0.64)%	(0.64)%	(0.67)%	(0.69)%	(0.67)%	(0.66)%	(0.65)%	(0.69)%	(0.65)%	(0.67)%
Operating expenses after expenses reimbursed by Manager (4) (5) (6)	1.55%	1.49%	1.43%	1.41%	1.47%	1.94%	1.54%	2.50%	1.54%	0.72%
Performance Allocation (5)	0.88%	0.80%	0.74%	0.74%	0.78%	0.00%	0.00%	0.59%	0.00%	0.00%
Total operating expenses	2.43%	2.29%	2.17%	2.15%	2.25%	1.94%	1.54%	3.09%	1.54%	0.72%
Net investment income (4)	(2.09)%	(1.94)%	(1.82)%	(1.82)%	(1.90)%	(1.58)%	0.00%	(3.09)%	0.00%	(1.04)%

Total GAAP return attributed to Shares based on net asset value (7) (9)	3.74%	3.91%	3.86%	3.83%	3.79%	3.93%	4.57%	3.34%	4.57%	4.60%

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

12.
Subsequent Events

The Company has evaluated subsequent events through August 14, 2026, the date on which the Consolidated Financial Statements were available to be issued, and concluded that, except as disclosed below, no additional subsequent events have occurred that require adjustment to or disclosure in the consolidated financial statements.

Unregistered Sales of Equity Securities

On July 1, 2026, the Company sold Investor Shares to third-party investors for cash for aggregate consideration of approximately $28,252, at a price per Investor Share equal to Transactional NAV per share for the applicable class, which corresponds to the price at which the Company sells and repurchases its shares. The following table provides details on the Investor Shares sold by the Company:

Class	Aggregate Number of Shares Sold (1,2)	Aggregate Consideration(1)
Class I Shares	460,674	$13,810
Class S Shares	345,409	8,635
Class J1 Shares	226,692	5,667
Class J2 Shares	5,600	140
Total	1,038,375	$28,252

(1)
Share and dollar amounts are rounded to the nearest whole number.
(2)
The Company finalized the number of Investor Shares sold on July 20, 2026, following the calculation of the Company's Transactional NAV per share as of June 30, 2026.

The offer and sale of the Investor Shares were exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2), including Regulation D (for sales to accredited investors) and/or Regulation S (for sales to non-U.S. investors outside of the United States) thereunder.

Subscriptions totaling $16,607 were received and accepted on August 1, 2026. The number of shares to be issued will be determined based on the NAV as of July 31, 2026, once finalized.

Share Repurchases

On August 5, 2026, the Company repurchased 76,992 shares of Class A-I, 3,887 shares of Class A-S, 420 shares of Class A-J1, 3,851 shares of Class A-J2, pursuant to the repurchase plan, at a price per share of $30.32, $28.6, $30.17, and $30.17, respectively.

Class	Aggregate Number of Shares Repurchased (1)(2)	Aggregate Consideration (1)
A-I Shares	76,992	$2,218
A-S Shares	3,887	107
A-J1 Shares	420	12
A-J2 Shares	3,851	110
Total	85,150	$2,447

(1)
Share and dollar amounts are rounded to the nearest whole number.
(2)
The Company finalized the number of Investor Shares repurchased on August 5, 2026, following the calculation of the Company's Transactional Net Asset Value per share as of June 30, 2026.

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

All dollar amounts in “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” are in thousands except Share and per Share data, unless otherwise noted (for example, with the word “million” or otherwise).

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

We expect that over the long term, Joint Ventures and portfolio companies will make up approximately 80% of our assets and that the balance of our assets, approximately 20%, will consist of cash and cash equivalents, U.S. Treasury securities, U.S. government agency securities, municipal securities, other sovereign debt, investment grade credit and other investments including high-yield credit, asset-backed securities, mortgage-backed securities, collateralized loan obligations, leveraged loans and/or debt of companies or assets (collectively, the “Liquidity Portfolio”). We expect to hold a portion of our assets in the Liquidity Portfolio in order to provide us with income, to facilitate capital deployment and to provide a potential source of liquidity, including to meet share repurchase requests under our share repurchase plan, pursuant to which shareholders may request that the Company repurchase all or a portion of their shares, subject to the terms and limitations contained in the Share Repurchase Plan. These types of liquid assets may exceed 20% of our assets at any given time due to new subscriptions, shareholder participation in our share repurchase program, distributions from, or dispositions of, portfolio companies or for other reasons as our Manager determines. See “Item 1A. Risk Factors—Risks Related to Our Business—We have significant liquidity requirements, and adverse market and economic conditions may adversely affect our sources of liquidity, which could materially and adversely affect our business operations” in the 2025 Annual Report.

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

Recent Developments

As of July 1, 2026, the Company sold Investor Shares to third-party investors for cash for aggregate consideration of approximately $816,424. As of August 1, 2026, the Company sold Investor Shares to third-party investors for cash for aggregate consideration of approximately $833,032. On August 5, 2026, the Company repurchased 76,992 shares of Class A-I, 3,887 shares of Class A-S, 420 shares of Class A-J1, 3,851 shares of Class A-J2, pursuant to the repurchase plan, at a price per share of $30.32, $28.6, $30.17, and $30.17, respectively.

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

Operating Results Highlights

During the three and six months ended June 30, 2026, we raised aggregate subscription proceeds of $264,574 and $319,639, respectively, related to Investor Shares. These subscription proceeds were used, in part, to acquire our interests in seven portfolio companies totaling $290,082 for the six months ended June 30, 2026.

The details of total returns on Investor Shares are shown in the following table:

Transactional Net Asset Value Total Returns	Class A-D Shares	Class A-I Shares	Class A-J1 Shares	Class A-J2 Shares	Class A-S Shares	Class I Shares
Share Class Inception Date	7/1/2025	7/1/2025	7/1/2025	7/1/2025	8/1/2025	7/1/2025
Three months ended June 30, 2026	3.80%	3.86%	3.74%	3.74%	3.64%	3.63%
Six months ended June 30, 2026	3.77%	3.90%	3.64%	3.64%	3.46%	3.35%

Inception to date annualized as of June 30, 2026 (1)	20.98%	21.29%	20.68%	20.68%	15.82%	19.91%

(1)
“Inception to date annualized” for a given share class, means total return annualized based on the inception date. Past performance is not indicative of future results. Total returns shown reflect the percent change in our Transactional Net Asset Value per share from the beginning of the applicable period, plus the amount of any distribution per Share declared in the period, and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. The Company did not declare or pay any distributions from inception through June 30, 2026. For share classes without twelve months of performance, we have not included the inception to date annualized total return.

Portfolio Companies

As of June 30, 2026, the Company’s portfolio consisted of 23 portfolio companies, with an aggregate fair value of $938,275. The Company’s portfolio companies were as follows:

Portfolio Company	Description
NEOGOV	NEOGOV is a leading provider of cloud‑based human capital and compliance management software.
IFS	IFS is a leading provider of cloud enterprise software and Industrial AI applications.
Nord Anglia	Nord Anglia is a leading international schools organization.
Avetta	Avetta is a global leader in supply chain risk management software.
Zeus	Zeus is a designer and developer of fluoropolymer tubing for medical devices and industrial applications.
CluePoints	CluePoints is a software provider for risk-based quality management and data quality oversight in clinical trials.
GeBBS	GeBBS is a healthcare revenue cycle management services provider.
WSO2	WSO2 is a leading global provider of open-source API management and integration solutions.
Niwas	Niwas is an affordable housing company.
IMG Academy	IMG Academy is a leading education institution.
Acronis	Acronis is a leading cybersecurity and data protection platform.
Fortnox	Fortnox is a provider of cloud-based software for accounting, payroll, invoicing, and integrated financial services, helping small and micro businesses in Sweden.
Perficient	Perficient is a global digital consultancy that helps the world’s largest enterprises and biggest brands advance their business and drive results through the power of technology.
Adalvo	Adalvo is a leading asset-light B2B dossier developer.
PropertyMe	PropertyMe is a provider of online cloud-based real estate and property management software in Australia.
Fujitec	Fujitec is a leading manufacturer of elevators, escalators, and moving walks in Japan.
CareNet, Inc.	CareNet, Inc. is a leading digital healthcare platform provider in Japan.
Adevinta Spain	Adevinta is an operator of online marketplaces in Spain, including for consumer goods, real estate, holiday rentals and jobs.
Remember & Company	Remember & Company is a leading AI-powered HR technology platform.
Douzone Bizon	Douzone Bizon is a leading enterprise research platform and business software provider in Korea.
DESOTEC	DESOTEC is a leader in circular mobile filtration solutions.
Mamezo	Mamezo is a Japanese IT services company that supports enterprises in modernizing IT systems and adopting artificial intelligence.
McNair Parent Coöperatief U.A.	McNair is a leading global data center provider.

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

For the three and six months ended June 30, 2026, the Company generated $1,115 and $1,757, respectively, of interest income.

Expenses

Company Expenses

The Company bears all fees, costs, expenses and liabilities, together with any relevant taxes, if any, incurred by the Company or fairly allocable to the Company, including relating to the Company’s: (i) operation, management, maintenance and administration; (ii) acquisition-related activities (including researching, sourcing, negotiating, acquiring, holding and disposing of actual and potential portfolio companies and other assets); and (iii) to the extent applicable, termination and winding-up, including in each case its attributable share (directly or indirectly) of any such fees, costs, expenses, liabilities and taxes (if any) related to the Company, any aggregator and any other holding vehicles or similar holding structures utilized from time to time (directly or indirectly) by the Company in connection with one or more acquisitions or assets.

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

Expense Limitation and Reimbursement Agreement

Under the Second Amended and Restated Expense Limitation and Reimbursement Agreement (the “Expense Limitation Agreement”), dated March 31, 2026, the Manager has agreed to forgo an amount of its monthly Management Fee and/or pay, absorb or reimburse certain expenses of the Company as described under Note 6. Related Party Transactions to the consolidated financial statements.

For the three and six months ended June 30, 2026, the Company incurred $9,206 and $12,674, respectively, in total operating expenses.

For the three and six months ended June 30, 2026, the Manager agreed to reimburse expenses of $1,274 and $2,892, respectively, incurred by the Company pursuant to the Expense Limitation Agreement. The amounts are subject to recoupment within a five-year period.

Going forward, we expect our primary expenses to be the payment of the Performance Allocation to EQT Group as well as other capital and operating expenses.

Management Fee

Pursuant to the Management Agreement, the Manager is entitled to receive a management fee from the Company (the “Management Fee”) as described under Note 6. Related Party Transactions to the consolidated financial statements.

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

For the three and six months ended June 30, 2026, the Company incurred Management Fees of $485 and $833, respectively.

Performance Allocation

EQT AB Group will be allocated a performance allocation (the “Performance Allocation”) as described under Note 6. Related Party Transactions to the consolidated financial statements.

For the three and six months ended June 30, 2026, the Company incurred Performance Allocation fees of $0 and $5,550, respectively.

Servicing Fees

EQT Partners BD, LLC will be paid servicing fees as described under Note 6. Related Party Transactions to the consolidated financial statements.

For the three and six months ended June 30, 2026, the Company incurred Servicing Fees of $1,040 and $1,847, respectively. Shareholder servicing fees apply only to Class D Shares, Class S Shares, Class J1 Shares, Class J2 Shares, Class A-D Shares, Class A-S Shares, Class A-J1 Shares and Class A-J2 Shares. For purposes of Transactional Net Asset Value, the Company recognizes shareholder servicing fees as a reduction to Transactional Net Asset Value on a monthly basis as such fees are accrued. For purposes of GAAP Net Asset Value, the Company accrues the cost of the shareholder servicing fees for the estimated life of the shares as an offering cost at the time the Company sells shares in the applicable share classes. See “—Reconciliation of Transactional Net Asset Value to GAAP Net Asset Value.”

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

“Specified Expenses” is defined to include all expenses incurred in the business of the Company, including organizational and offering costs, with the exception of (i) the Management Fee, (ii) the Performance Allocation, (iii) the Servicing Fee, (iv) the Distribution Fee, (v) portfolio company level expenses, (vi) brokerage costs or other investment-related out-of-pocket expenses, including with respect to unconsummated transactions, in each case, accrued on or after the Initial Offering, (vii) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (viii) taxes, (ix) ordinary corporate operating expenses (including costs and expenses related to hiring, retaining, and compensating employees, officers and directors of the Company) accrued on or after the Initial Offering, (x) certain insurance costs and (xi) extraordinary expenses (as determined in the sole discretion of the Manager). Notwithstanding the foregoing, the Manager may, in its sole discretion, designate an expense to be a Specified Expense, which expense will be subject to the provisions of the Expense Limitation Agreement.

During the three and six months ended June 30, 2026, we did not incur organization costs, and incurred offering costs of $586 and $1,171, respectively. For the three and six months ended June 30, 2025, the Company incurred organization costs of $1,817 and $1,920, respectively. The organization costs relate to legal, accounting, and other corporate services. As of June 30, 2026, the cumulative offering costs incurred by the Company were $2,343, and $0 were deferred and recorded as deferred offering costs in the accompanying Consolidated Statements of Assets and Liabilities.

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

For the three and six months ended June 30, 2026, the Company did not dispose of any interests in portfolio companies and did not recognize any realized gain or loss. For the three and six months ended June 30, 2026, the Company incurred realized losses on foreign currency transactions of $(2) and $(388), respectively.

For the three and six months ended June 30, 2026, total net change in unrealized appreciation on investments and foreign currency translation increased by $44,606 and $46,351, respectively.

Provision for Income Taxes

The Company intends to operate so that it will qualify to be treated as a partnership for U.S. federal income tax purposes under the Internal Revenue Code and not a publicly traded partnership taxable as a corporation. The Company operates, in part, through subsidiaries that may be treated as corporations for U.S. and non-U.S. tax purposes and therefore may be subject to current and deferred

U.S. federal, state and/or local income taxes at the subsidiary level, resulting in a provision for income taxes. For the three and six months ended June 30, 2026 and 2025, provision for income taxes was $0.

Changes in Net Assets from Operations

For the three and six months ended June 30, 2026, net increase in net assets resulting from operations was $37,787 and $37,938, respectively.

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

Transactional Net Asset Value

The Company calculates net asset value per Share in accordance with valuation policies and procedures that have been approved by the Board. The Company’s transactional net asset value (“Transactional Net Asset Value” or “Transactional NAV”) corresponds to the price at which the Company sells and repurchases its Shares. The Company’s GAAP net asset value (“GAAP Net Asset Value”) is the Company’s net asset value determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The following table provides a breakdown of the major components of the Company’s Transactional Net Asset Value as of June 30, 2026:

Components of Transactional Net Asset Value	June 30, 2026
Assets at fair value (cost of $832,209)	$938,275
Cash and cash equivalents	101,010
Other assets	11,390
Other liabilities	(6,474)
Accrued performance allocation	(5,550)
Management fee payable	(1,378)
Accrued shareholder servicing fees	(1,040)
Transactional Net Asset Value	$1,036,233
Number of outstanding shares	34,674,675

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

The following table provides a breakdown of our total Transactional Net Asset Value and our Transactional Net Asset Value per share by class as of June 30, 2026:

	Class I	Class A-I	Class A-D	Class A-J1	Class A-J2	Class A-S	Class H	Class E	Class Q	Class T	Total
Transactional Net Asset Value	$12	$230,004	$22,478	$198,743	$33,162	$373,771	$1	$177,844	$1	$216	$1,036,233
Number of outstanding Shares	400	7,585,425	743,185	6,587,308	1,099,153	12,908,623	40	5,743,614	40	6,887	34,674,675

Transactional Net Asset Value Per Share as of June 30, 2026	$29.98	$30.32	$30.25	$30.17	$30.17	$28.96	$31.35	$30.96	$31.35	$31.35

Reconciliation of Transactional Net Asset Value to GAAP Net Asset Value

The following table reconciles the Company’s GAAP Net Asset Value to Transactional Net Asset Value:

June 30, 2026
GAAP Net Asset Value	$1,018,464
Adjustments:
Accrued shareholder servicing fees (1)	17,769
Transactional Net Asset Value	$1,036,233

1) Represents an adjustment to reflect shareholder servicing fees related to Class A-S and Class M-S as they are accrued on a monthly basis.

Valuation Methodologies and Significant Inputs

The following table presents additional information about valuation methodologies and significant inputs used for portfolio company holdings that are valued at fair value as of June 30, 2026.

Level III Assets	Fair Value June 30, 2026	Valuation Methodology	Unobservable Input(s)(1)	Weighted Average(2)		Range	Impact to Valuation from an Increase in Input (3)
Portfolio companies	$938,275	Inputs to market comparables and transaction price/other	Weight Ascribed to Market Comparables	79%		0% - 100%	(4)
			Weight Ascribed to Transaction Price/Other	21%		0% - 100%	(5)
		Market Comparables	Enterprise Value / EBITDA Multiple	16.3	x	10.8x - 19.4x	Increase
			Enterprise Value / Revenue	7.9	x	6.0x - 9.2x
			Enterprise Value / EBITDAC Multiple	25.1	x	12.2x - 31.8x
			Price / Book	2.5	x	2.5x - 2.5x
			Enterprise Value / Cash EBITDAC Multiple	25.4	x	25.4x - 25.4x

(1)
In determining the inputs, management evaluates a variety of factors including economic conditions, industry and market developments, market valuations of comparable companies, and company-specific developments including exit strategies and realization opportunities. The Manager has determined that market participants would take these inputs into account when valuing the investments.
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

As of June 30, 2026, the Company had $101,010 in cash and cash equivalents, which primarily includes $100,986 of investment in money market funds.

As of June 30, 2026 and December 31, 2025, we had not declared or paid any distributions.

Cash Flows

Cash used in operating activities

Net cash flow used in operating activities was $298,197 for the six months ended June 30, 2026 and is primarily the result of funding the acquisitions of portfolio companies.

Cash provided by financing activities

Net cash flow provided by financing activities was $376,389 for the six months ended June 30, 2026, which primarily reflects the proceeds from the sale of Investor Shares pursuant to our Private Offering.

Since inception on July 1, 2025, through June 30, 2026, the Company has sold approximately $788,172 of Investor Shares for cash as part of the Private Offering (without giving effect to any share repurchases by the Company).

As of July 1, 2025, we commenced commercial activities. On June 30, 2025, the Company issued 40 Class H Shares to the Manager for aggregate consideration of $1,000. The Company may issue Class E Shares to EQT in connection with the Company's acquisition of assets in the future.

Contractual Obligations

See Note 9. Commitments and Contingencies above for our contractual obligations and commitments with payments due subsequent to June 30, 2026.

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

Portfolio companies will generally be valued at transaction price initially, however, to the extent the Manager does not believe a portfolio company’s transaction price reflects the current market value, the Manager will adjust such valuation. When making fair value determinations for portfolio companies, the Manager will generally update the prior month-end valuations by assessing whether any factors exist that require an adjustment to the most recent valuation. The Manager values portfolio companies using the valuation methodology it deems most appropriate and consistent with widely recognized valuation methodologies and market conditions. See “Item 1A. Risk Factors—Risks Related to an Investment in Our Shares—Valuations of our portfolio companies are estimates of fair value and may not necessarily correspond to realizable value” in the 2025 Annual Report.

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

For purposes of calculating the Company’s Transactional NAV, which corresponds to the price at which the Company sells and repurchases its shares, (i) contingent tax liabilities of certain special purpose vehicles that are not expected to be recognized due to the expected structure of the divestment of the associated underlying portfolio company may not be recognized as a reduction to Transactional NAV as of the relevant valuation date (although actual tax liabilities of those same special purpose vehicles may be taken into account in determining the fair value of the associated underlying portfolio company) and (ii) the Company recognizes shareholder servicing fees and distribution fees as a reduction to Transactional NAV on a monthly basis as such fee is accrued. Under GAAP, the Company accrues the cost of the shareholder servicing fees and distribution fees for the estimated life of the relevant Company shares as an offering cost at the time the Company sells such shares.

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

For the three and six months ended June 30, 2026, we recorded a change in net unrealized depreciation on foreign currency forward contracts of $0 and $174, respectively, in the Consolidated Statements of Operations.

By using derivative instruments, the Company is exposed to the counterparty’s credit risk, which is the risk that derivative counterparties may not perform in accordance with the contractual provisions offset by the value of any collateral received. The Company’s exposure to credit risk associated with counterparty non-performance is limited to collateral posted and the unrealized gains inherent in such transactions that are recognized in the Statements of Assets and Liabilities. As appropriate, the Company minimizes counterparty credit risk through credit monitoring procedures and managing margin and collateral requirements.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related Party Transactions

See Note 6. Related Party Transactions for a description of certain transactions and relationships with related parties.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There was no material change to our market risks during the three months ended June 30, 2026. Our exposure to market risks primarily relates to movements in the fair value of portfolio companies. The fair value of portfolio companies may fluctuate in response to changes in the values of portfolio companies, foreign currency exchange rates, and interest rates. The quantitative information provided in this section was prepared using estimates and assumptions that management believes are appropriate. The actual impact of a hypothetical adverse movement in these risks could be materially different from the amounts shown below.

All dollar amounts in “Item 3. Quantitative and Qualitative Disclosures about Market Risk” are in thousands, unless otherwise noted.

Fair Value Risk

All of our portfolio companies will be reported at fair value. Net changes in the fair value of portfolio companies impact the net increase or decrease in net assets resulting from operations in our statements of operations. Based on portfolio companies held as of June 30, 2026, we estimate that an immediate 10% decrease in the fair value of portfolio companies generally would result in a commensurate change in the amount of net increase or decrease in net assets resulting from operations, regardless of whether the portfolio company was valued using observable market prices or management estimates with significant unobservable pricing inputs.

Based on the fair value of the portfolio companies as of June 30, 2026, we estimate that an immediate, hypothetical 10% decline in the fair value of Level III portfolio companies would result in a decline in net increase in net assets resulting from operations of $93,828, if not offset by other factors.

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

We estimate that an immediate, hypothetical 10% decline in the exchange rates between the U.S. dollar and all of the major foreign currencies in which our portfolio companies were denominated as of June 30, 2026 (i.e., an increase in the value of the U.S. dollar against these foreign currencies) would result in a decline in net increase in net assets resulting from operations of $15, net of the impact of foreign exchange hedging strategies, if not offset by other factors.

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

With respect to our business operations, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase and the value of our fixed income investments to decline. Conversely, general decreases in interest rates over time may cause the interest expense associated with our borrowings to decrease, and the value of our debt acquisitions to increase. As of June 30, 2026, we had no indebtedness.

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

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2026, the Company repurchased Class A-J1 Shares pursuant to its Share Repurchase Plan as set forth below:

Class A-J1 Shares
Issuer Purchase of Equity Securities
	Total Number of Shares Purchased (1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Month #1 (April 1, 2026 to April 30, 2026)	2,000	$29.08	2,000	-
Month #2 (May 1, 2026 to May 31, 2026)	-	$-	-	-
Month #3 (June 1, 2026 to June 30, 2026)	-	$-	-	-
Total	2,000		2,000

(1)
Share and dollar amounts are rounded to the nearest whole number.
(2)
On May 8, 2026, the Company repurchased 2,000 Class A-J1 Shares for the repurchase period beginning on April 1, 2026, pursuant to the Share Repurchase Plan, at a price of $29.08 per Class A-J1 Share, which corresponds to the Transactional NAV per Class A-J1 Share as of March 31, 2026. Pursuant to our Share Repurchase Plan, shareholders may request on a quarterly basis that we repurchase all or any portion of their Shares. The Company may repurchase fewer Shares than have been requested in any particular quarter to be repurchased under our Share Repurchase Plan, or none at all, in our discretion at any time. In addition, the aggregate NAV of total repurchases of our Investor Shares or Class T Shares under our Share Repurchase Plan will be limited to no more than 5% of our aggregate NAV attributable to such classes of shares per calendar quarter (measured using the average aggregate NAV attributable to shareholders as of the end of the immediately preceding calendar quarter). See “Part I, Item 1. Business–Share Repurchases” in the 2025 Annual Report for more information regarding our Share Repurchase Plan. See Note 7. Net Assets for more information regarding our Share Repurchase Plan. See Note 12. Subsequent Events to the consolidated financial statements for additional information on Share repurchases subsequent to June 30, 2026.

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

Date: August 14, 2026	EQT PRIVATE EQUITY COMPANY LLC

	By:	/s/ Brian Channon
Name: Brian Channon
Title: Chief Financial Officer
(Authorized Signatory, Principal Financial Officer and Principal Accounting Officer)