Form 10-Q
period 2026-09-30
EQT Private Equity Co LLC
filed 2026-11-13
CIK 2032020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 13, 2026, the registrant had the following shares outstanding: 743,185 Class A-D Shares, 7,496,054 Class A-I Shares, 6,583,037 Class A-J1 Shares, 1,099,153 Class A-J2 Shares, 12,717,032 Class A-S Shares, 4,391,784 Class I Shares, 391,050 Class J1 Shares, 96,191 Class J2 Shares, 1,160,609 Class S Shares, 5,743,614 Class E Shares, 40 Class Q Shares, 9,218 Class T Shares and 40 Class H Shares. The number of Shares outstanding excludes November 1, 2026 subscriptions since the issuance prices are not yet finalized as of the date of this filing. As of November 13, 2026, no Class D Shares were outstanding.

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

Part I. Financial Information

EQT Private Equity Company LLC

Consolidated Statements of Assets and Liabilities (Unaudited)

(Amounts in Thousands, Except Share Data)

	September 30, 2026	December 31, 2025
Assets
Investments at fair value (cost: $836,155 and $543,114, respectively)	$997,653	$602,874
Foreign currency forward contracts, at fair value	4,736	-
Cash and cash equivalents	165,596	22,682
Cash in foreign currencies, at fair value (cost: $20 and $137, respectively)	20	137
Deferred offering costs	-	1,171
Interest receivable	1,878	682
Due from Manager	11,362	9,350
Total assets	1,181,245	636,896

Liabilities
Management fee payable, net	4,339	545
Accrued performance allocation	12,573	7,278
Accrued shareholder servicing fees	19,152	12,270
Organization costs payable	222	222
Legal and professional fees payable	4,894	2,965
General and administrative expenses payable	1,100	459
Offering cost payable	2,343	2,343
Directors' fees and expenses payable	115	122
Other payables	412	53
Total liabilities	45,150	26,257

Commitments and contingencies (Note 9)
Net assets	$1,136,095	$610,639

Net assets are comprised of:
Class A-D Shares, 743,185 and 400,000 shares authorized, issued and outstanding, respectively	23,237	11,545
Class A-I Shares, 7,508,433 and 4,042,036 shares authorized, issued and outstanding, respectively	237,604	117,964
Class A-J1 Shares, 6,583,037 and 4,963,668 shares authorized, issued and outstanding, respectively	203,464	141,481
Class A-J2 Shares, 1,099,153 and 771,184 shares authorized, issued and outstanding, respectively	33,957	21,975
Class A-S Shares, 12,904,735 and 7,589,390 shares authorized, issued and outstanding, respectively	376,742	204,304
Class E Shares, 5,743,614 and 3,800,872 shares authorized, issued and outstanding, respectively	186,880	113,225
Class H Shares, 40 and 40 shares authorized, issued and outstanding, respectively	1	1
Class I Shares, 1,294,379 and 400 shares authorized, issued and outstanding, respectively	40,473	12
Class J1 Shares, 336,988 and 0 shares authorized, issued and outstanding, respectively	8,572	-
Class J2 Shares, 56,450 and 0 shares authorized, issued and outstanding, respectively	1,435	-
Class Q Shares, 40 and 40 shares authorized, issued and outstanding, respectively	1	1
Class S Shares, 939,259 and 0 shares authorized, issued and outstanding, respectively	23,462	-
Class T Shares, 8,083 and 4,386 shares authorized, issued and outstanding, respectively	267	131
Net assets	$1,136,095	610,639

Shares outstanding	37,217,396	21,572,016

See notes to consolidated financial statements.

EQT Private Equity Company LLC

Consolidated Statements of Operations (Unaudited)

(Amounts in Thousands)

	For The Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Investment income
Interest income	$1,286	$1,063	$3,043	$1,063
Total investment income	1,286	1,063	3,043	1,063

Operating expenses
Management fee, net	2,961	195	3,794	195
Performance allocation	7,023	3,608	12,573	3,608
Legal and professional fees	1,018	2,453	4,974	4,697
Deferred offering costs amortization	-	586	1,171	586
Organization costs	-	-	-	1,920
Directors' fees and expenses	116	115	346	348
Servicing fees	-	235	-	235
General and administrative expenses	362	602	1,295	602
Other expenses	-	27	1	27
Total operating expenses	11,480	7,821	24,154	12,218
Expenses recouped/(reimbursed) by Manager	782	(5,787)	(2,110)	(10,184)

Net operating expenses	12,262	2,034	22,044	2,034

Net investment loss	(10,976)	(971)	(19,001)	(971)

Net realized gain/(loss) on foreign currency transactions:
Foreign currency transactions	(644)	(193)	(1,032)	(193)

Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts, and foreign currency translation:
Investments	59,234	28,989	114,257	28,989
Foreign currency forward contracts	4,910	-	4,736	-
Foreign currency translation	(3,807)	(10)	(12,305)	(10)

Total net change in unrealized appreciation/(depreciation)	60,337	28,979	106,688	28,979

Total net realized gain/(loss) and change in unrealized appreciation/(depreciation)	59,693	28,786	105,656	28,786

Net increase in net assets resulting from operations	$48,717	$27,815	$86,655	$27,815

See notes to consolidated financial statements.

EQT Private Equity Company LLC

Consolidated Statements of Changes in Net Assets (Unaudited)

(Amounts in Thousands)

	Class A-D Shares	Class A-I Shares	Class A-J1 Shares	Class A-J2 Shares	Class A-S Shares	Class E Shares	Class H Shares	Class I Shares	Class J1 Shares	Class J2 Shares	Class Q Shares	Class S Shares	Class T Shares	Total Net Assets

Balance at July 1, 2026	$22,259	$230,004	$194,965	$32,517	$360,645	$177,844	$1	$12	$-	$-	$1	$-	$216	$1,018,464
Consideration from the issuance of shares	-	-	-	-	-	-	-	39,158	8,456	1,430	-	23,661	38	72,743
Repurchase of shares	-	(2,335)	(132)	-	(112)	-	-	-	-	-	-	-	-	(2,579)
Early repurchase fee	3	28	24	4	46	22	-	2	1	-	-	1	-	131
Accrued shareholder servicing fees	(2)	-	(34)	(5)	(76)	-	-	-	(214)	(36)	-	(1,014)	-	(1,381)
Net investment income/(loss)	(254)	(2,555)	(2,226)	(374)	(4,190)	(739)	-	(332)	(87)	(10)	-	(209)	-	(10,976)
Net realized gain/(loss)	(13)	(132)	(113)	(19)	(220)	(104)	-	(23)	(5)	(1)	-	(14)	-	(644)
Net change in unrealized appreciation/(depreciation)	1,244	12,594	10,980	1,834	20,649	9,857	-	1,656	421	52	-	1,037	13	60,337
Balance at September 30, 2026	$23,237	$237,604	$203,464	$33,957	$376,742	$186,880	$1	$40,473	$8,572	$1,435	$1	$23,462	$267	$1,136,095

Balance at January 1, 2026	$11,545	$117,964	$141,481	$21,975	$204,304	$113,225	$1	$12	$-	$-	$1	$-	$131	$610,639
Consideration from the issuance of shares	9,997	103,781	47,381	9,553	148,926	58,140	-	39,158	8,456	1,430	-	23,661	113	450,596
Repurchase of shares	-	(2,335)	(187)	-	(112)	-	-	-	-	-	-	-	-	(2,634)
Early repurchase fee	3	28	24	4	46	22	-	2	1	-	-	1	-	131
Accrued shareholder servicing fees	(127)	-	(1,235)	(248)	(6,418)	-	-	-	(214)	(36)	-	(1,014)	-	(9,292)
Net investment income/(loss)	(431)	(4,363)	(3,871)	(648)	(7,219)	(1,829)	-	(333)	(87)	(10)	-	(209)	(1)	(19,001)
Net realized gain/(loss)	(19)	(215)	(198)	(33)	(363)	(161)	-	(23)	(5)	(1)	-	(14)	-	(1,032)
Net change in unrealized appreciation/(depreciation)	2,269	22,744	20,069	3,354	37,578	17,483	-	1,657	421	52	-	1,037	24	106,688
Balance at September 30, 2026	$23,237	$237,604	$203,464	$33,957	$376,742	$186,880	$1	$40,473	$8,572	$1,435	$1	$23,462	$267	$1,136,095

	Class A-D Shares	Class A-I Shares	Class A-J1 Shares	Class A-J2 Shares	Class A-S Shares	Class E Shares	Class H Shares	Class I Shares	Class J1 Shares	Class J2 Shares	Class Q Shares	Class S Shares	Class T Shares	Total Net Assets

Balance at July 1, 2025	$-	$-	$-	$-	$-	$-	$1	$-	$-	$-	$1	$-	$-	$2
Consideration from the issuance of shares	10,000	49,703	98,608	14,259	89,569	80,294	-	65	-	-	-	-	92	342,590
Accrued shareholder servicing fees	(121)	-	(2,398)	(346)	(3,727)	-	-	-	-	-	-	-	-	(6,592)
Net investment income/(loss)	(29)	(140)	(282)	(41)	(249)	(229)	-	-	-	-	-	-	-	(970)
Net realized gain/(loss)	(5)	(28)	(56)	(8)	(50)	(46)	-	-	-	-	-	-	-	(193)
Net change in unrealized appreciation/(depreciation)	1,176	3,673	9,334	1,294	5,618	7,870	-	5	-	-	-	-	8	28,978
Balance at September 30, 2025	$11,021	$53,208	$105,206	$15,158	$91,161	$87,889	$1	$70	$-	$-	$1	$-	$100	$363,815

Balance at January 1, 2025	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$1	$-	$-	$1
Consideration from the issuance of shares	10,000	49,703	98,608	14,259	89,569	80,294	1	65	-	-	-	-	92	342,591
Accrued shareholder servicing fees	(121)	-	(2,398)	(346)	(3,727)	-	-	-	-	-	-	-	-	(6,592)
Net investment income/(loss)	(29)	(140)	(282)	(41)	(249)	(229)	-	-	-	-	-	-	-	(970)
Net realized gain/(loss)	(5)	(28)	(56)	(8)	(50)	(46)	-	-	-	-	-	-	-	(193)
Net change in unrealized appreciation/(depreciation)	1,176	3,673	9,334	1,294	5,618	7,870	-	5	-	-	-	-	8	28,978
Balance at September 30, 2025	$11,021	$53,208	$105,206	$15,158	$91,161	$87,889	$1	$70	$-	$-	$1	$-	$100	$363,815

See notes to consolidated financial statements.

EQT Private Equity Company LLC

Consolidated Statements of Cash Flows (Unaudited)

(Amounts in Thousands)

	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2026	2025
Operating activities
Net increase in net assets resulting from operations	$86,655	$27,815
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Net change in unrealized (appreciation)/depreciation on investments	(114,257)	(28,989)
Net change in unrealized (appreciation)/depreciation on foreign currency forward contracts	(4,736)	-
Net change in unrealized (appreciation)/depreciation on foreign currency translation	12,305	10
Net realized (gain)/loss on foreign currency transactions	1,032	193
Amortization of deferred offering costs	1,171	586
Acquisition of portfolio companies	(294,677)	(248,478)
Proceeds from repayments from interests in portfolio companies	818	-
Changes in operating assets and liabilities:
Increase in due from Manager	(2,012)	(1,448)
Increase in interest receivable	(1,196)	(708)
Decrease in deferred offering costs	-	(687)
Increase in management fee payable, net	3,794	195
Increase in accrued performance allocation	5,295	3,608
Increase in directors’ fees and expenses payable	106	6
Increase in servicing fees payable	-	6,827
Increase in offering costs payable	-	687
Increase in organization costs payable	-	(2,823)
Increase in legal and professional fees payable	1,929	863
Increase in general and administrative expenses payable	641	446
Increase in other payables	359	99
Net cash used in operating activities	(302,773)	(241,798)

Financing activities
Shareholder servicing fees, paid	(2,410)	-
Proceeds from issuance of shares	450,614	256,954
Repurchase of shares, net of early repurchase fee	(2,634)	-
Net cash provided by financing activities	445,570	256,954

Net increase in cash and cash equivalents and foreign currencies at fair value	142,797	15,156

Cash and cash equivalents and foreign currencies at fair value, beginning of period	22,819	1
Cash and cash equivalents and foreign currencies at fair value, end of period	$165,616	$15,157

Supplemental disclosure of operating activities
Class T Shares issued for director's fees (1)	$113	$92

Supplemental disclosure of non-cash financing activities
Shares issued in exchange for investment acquisitions	$-	$79,043
Change in shareholder servicing fees	$9,294	$6,593
(1)
During the period, the non-cash component of director fees was settled through the issuance of Class T Shares, recognized at grant‑date fair value as compensation expense and reflected as a non‑cash financing activity.

See notes to consolidated financial statements.

EQT Private Equity Company LLC

Condensed Consolidated Schedule of Investments as of September 30, 2026 (Unaudited)

(Amounts in Thousands)

Issuer	Asset	Geography (1)(2)	Currency	Valuation Level	Estimated Fair Value	Estimated Fair Value as a Percentage of Net Assets
Portfolio Companies
Consumer Discretionary (5.42%)
Other investments in portfolio companies (3)		(4)	Various	III	$61,593	5.42%

Information Technology (49.78%)
NEOGOV	Equity interest held through Newt Aggregator 2, LP	North America	USD	III	100,004	8.80%
Fortnox	Equity interest held through Omega Aggregator SCSp	Europe	SEK	III	93,368	8.22%
Other investments in portfolio companies (3)		(5)	Various	III	372,048	32.76%

Financials (6.52%)
Other investments in portfolio companies (3)		(6)	Various	III	74,128	6.52%

Industrial (11.36%)
DESOTEC	Equity interest held through Darling TopCo SCSp	Europe	EUR	III	86,982	7.66%
Other investment in portfolio company (3)		(7)	Various	III	42,008	3.70%

Materials (2.78%)
Other investment in portfolio company (3)		(8)	Various	III	31,613	2.78%

Health Care (11.96%)
Adalvo	Equity interest held through Artemis Aggregator SCSp	Europe	USD	III	63,738	5.61%
Other investments in portfolio companies (3)		(9)	Various	III	72,172	6.35%

Total Portfolio Companies (cost of $836,155)					997,653	87.82%

Derivative Instruments
Foreign Currency Forward Contracts				II	4,736	0.42%

Total Derivative Instruments					4,736	0.42%

Money Market Funds

Morgan Stanley Liquidity Government Institutional Fund	North America	USD	I	82,802	7.29%
JP Morgan US Government Capital Fund	North America	USD	I	82,794	7.29%
Total Money Market Funds (cost of $165,596)				165,596	14.58%

Total Investments, Derivative Instruments, and Money Market Funds (cost of $1,001,751)				$1,167,985	102.82%

(1)
The fair value is domiciled across North America 27.58% Europe 35.33% and APAC 24.90%.
(2)
The portfolio's cost is domiciled across North America $261,663, Europe $330,569 and APAC $243,923.
(3)
There were no single investments included in this category that exceeded 5% of net assets.
(4)
5.42% of fair value shown is domiciled in North America.
(5)
8.49% of fair value shown is domiciled in North America, 12.59% in APAC and 11.68% in Europe.
(6)
2.32% of fair value shown is domiciled in APAC and 4.20% in North America.
(7)
3.70% of fair value shown is domiciled in APAC.
(8)
2.78% of fair value shown is domiciled in North America.
(9)
1.91% of fair value shown is domiciled in North America, 2.27% in APAC and 2.17% in Europe.

See notes to consolidated financial statements

EQT Private Equity Company LLC

Condensed Consolidated Schedule of Investments as of December 31, 2025

(Amounts in Thousands)

Issuer	Asset	Geography (1)(2)	Currency	Valuation Level	Estimated Fair Value	Estimated Fair Value as a Percentage of Net Assets
Portfolio Companies
Consumer Discretionary (10.06%)
Nord Anglia	Equity interest held through Menrva Lead Co-Investment II. L.P.	APAC	USD	III	$45,980	7.53%
Other investment in portfolio company (3)		(4)	Various	III	15,448	2.53%

Information Technology (62.15%)
NEOGOV	Equity interest held through Newt Aggregator 2, LP	North America	USD	III	100,000	16.38%
Fortnox	Equity interest held through Omega Aggregator SCSp	Europe	SEK	III	86,963	14.24%
IFS	Equity interest held through Impala Midco S.à r.l.	Europe	EUR	III	53,967	8.84%
Avetta	Equity interest held through Artifact Aggregator LP	North America	USD	III	39,371	6.45%
Acronis	Equity interest held through Angel Aggregator SCSp	Europe	USD	III	33,236	5.44%
Other investments in portfolio companies (3)		(5)	Various	III	65,936	10.80%

Financials (3.33%)
Other investment in portfolio company (3)		(6)	Various	III	20,308	3.33%

Industrial (6.26%)
Fujitec	Equity interest held through Bospolder Pooling C.V.	APAC	USD	III	38,251	6.26%

Materials (4.39%)
Other investment in portfolio company (3)		(7)	Various	III	26,836	4.39%

Health Care (12.54%)
Adalvo	Equity interest held through Artemis Aggregator SCSp	Europe	USD	III	33,317	5.46%
Other investments in portfolio companies (3)		(8)	Various	III	43,263	7.08%

Total Portfolio Companies (cost of $543,114)					602,874	98.73%

Money Market Funds
Morgan Stanley Liquidity Government Institutional Fund	North America	USD	I	11,242	1.84%
JP Morgan US Government Capital Fund	North America	USD	I	11,241	1.84%
Total Money Market Funds (cost $22,483)				22,483	3.68%

Total Investments and Money Market Funds (cost of $565,597)				$625,357	102.41%

(1)
The fair value is domiciled across North America (44.25%), Europe (37.76%) and APAC (20.40%)
(2)
The portfolio's cost is domiciled across North America $232,347, Europe $194,973 and APAC $115,794.
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

EQPE conducts a continuous private offering of its investor shares on a monthly basis in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), (i) to accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of shares sold outside of the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act). As of September 30, 2026, the Company offers the following classes of investor shares: Class I Shares, Class D Shares, Class S Shares, Class J1 Shares, Class J2 Shares, Class A-I Shares, Class A-D Shares, Class A-S Shares, Class A-J1 Shares and Class A-J2 Shares (collectively, the “Investor Shares”).

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

Cash and Cash Equivalents

Cash, including cash denominated in foreign currencies, represents cash deposits held at financial institutions or in money market funds with maturities of three or fewer months at the time of acquisition. As of September 30, 2026 and December 31, 2025, the amount of cash and cash equivalents was $165,616 and $22,819, respectively.

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

Organization and Offering Costs

Organization costs are expensed as incurred. Organization costs consist of costs incurred to establish the Company and enable it legally to do business. Organization costs will be reimbursed by the Manager, subject to potential recoupment as described in Note 6. Related Party Transactions. For the three months ended September 30, 2026 and 2025, the Company incurred organization costs of $0 and $0, respectively. For the nine months ended September 30, 2026 and 2025, the Company incurred organization costs of $0 and $1,920 , respectively.

Offering costs include registration fees and legal fees regarding the preparation of the initial registration statement on Form 10. Offering costs are accounted for as deferred costs until operations begin. Offering costs will be reimbursed by the Manager, subject to potential recoupment as described in Note 6. Related Party Transactions. For continuous offerings, offering costs are then amortized over the first twelve months of operations on a straight-line basis. For the nine months ended September 30, 2026 and 2025 Deferred offering costs amortization was $1,171 and $586, respectively. Deferred offering costs amortization was $0 and $586 for three months ended September 30, 2026 and 2025, respectively.

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

3.
Investments

Acquisitions for the nine months ended September 30, 2026

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
•
On June 29, 2026, the Company acquired ownership interests in EdgeConneX (previously held through McNair Parent Coöperatief U.A.), a global data center provider, operating high-powered, purpose-built digital infrastructure for customers, for an aggregate amount of $30,000.
•
On July 6, 2026, the Company acquired ownership interests in Remember & Company Class B, a leading AI-powered HR tech platform, for an aggregate amount of $3,531.
•
On September 11, 2026, the Company contributed to partnership expenses in CareNet, Inc., Mamezo, Fujitec Co., GeBBS Healthcare Solutions, and WSO2, for an aggregate amount of $415.
4.
Fair Value Measurements—Investments

The following table presents fair value measurements of investments, by major class, as of September 30, 2026 and December 31, 2025, according to the fair value hierarchy:

September 30, 2026
Investments	Level I	Level II	Level III	Fair Value
Portfolio companies	$-	$-	$997,653	$997,653
Investments in Money Market Funds	165,596	-	-	165,596
Foreign currency forward contracts, at fair value	-	4,736	-	4,736
Total	$165,596	$4,736	$997,653	$1,167,985

December 31, 2025
Investments	Level I	Level II	Level III	Fair Value
Portfolio companies	$-	$-	$602,874	$602,874
Investments in Money Market Funds	22,483	-	-	22,483
Total	$22,483	$-	$602,874	$625,357

The following table provides a reconciliation of the beginning and ending balances for investments that use Level III inputs for the nine months ended September 30, 2026 and for the year ended December 31, 2025:

Investments	Balance as of December 31, 2025	Purchases	Proceeds from investments	Net change in unrealized appreciation on investments	Net change in unrealized depreciation on foreign currency translation	Balance as of September 30, 2026
Portfolio companies	$602,874	$293,860	$(818)	$114,258	$(12,521)	$997,653

Investments	Balance as of December 31, 2024	Purchases	Proceeds from investments	Net change in unrealized appreciation on investments	Net change in unrealized depreciation on foreign currency translation	Balance as of December 31, 2025
Portfolio companies	$-	$543,114	$-	$57,796	$1,964	$602,874

The following tables present the quantitative information about Level III fair value measurements of the Company’s portfolio companies as of September 30, 2026 and December 31, 2025:

Level III Assets	Fair Value September 30, 2026	Valuation Methodology	Unobservable Input(s)(1)	Weighted Average(2)	Range	Impact to Valuation from an Increase in Input (3)
Portfolio companies	$997,653	Inputs to market comparables and transaction price/other	Weight Ascribed to Market Comparables	100%	0% - 100%	(4)
			Weight Ascribed to Transaction Price/Other	0%	0% - 100%	(5)
		Market Comparables	Enterprise Value / EBITDA Multiple	18.5x	11.6x - 22.7x	Increase
			Enterprise Value / Revenue	7.9x	5.7x - 9.3x
			Enterprise Value / EBITDAC Multiple	24.3x	12.8x - 30.9x
			Price / Book	2.7x	2.7x - 2.7x
			Enterprise Value / Cash EBITDAC Multiple	24.3x	24.3x - 24.3x

Level III Assets	Fair Value December 31, 2025	Valuation Methodology	Unobservable Input(s)(1)	Weighted Average(2)	Range	Impact to Valuation from an Increase in Input (3)
Portfolio companies	$602,874	Inputs to market comparables and transaction price/other	Weight Ascribed to Market Comparables	90%	0% - 100%	(4)
			Weight Ascribed to Transaction Price/Other	10%	0% - 100%	(5)
		Market Comparables	Enterprise Value / EBITDA Multiple	17.9x	13.6x - 19.2x	Increase
			Enterprise Value / Revenue	9.4x	7.6x - 10.1x
			Enterprise Value / EBITDAC Multiple	27.6x	9.2x - 33.4x
			Price / Book	2.3x	2.3x - 2.3x
			Enterprise Value / Cash EBITDAC Multiple	26.7x	26.7x - 26.7x

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

The table below summarizes the aggregate notional amount and fair value of the derivative instruments. The notional amount, which is presented in both base and local currency, represents the absolute value amount of the foreign exchange contracts in thousands:

September 30, 2026
Assets
	Notional (Base Currency)	Notional (Local Currency)		Fair Value
Derivative Instruments
Foreign currency contracts (EUR)	$158,128	€136,327		$2,234
Foreign currency contracts (SEK)	$70,203	668,604	kr	2,502
				$4,736

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

Pursuant to the Management Agreement, the Manager is entitled to receive a Management Fee from the Company. The Management Fee is payable monthly in arrears in an amount equal to: (i) 1.25% per annum of the month-end NAV attributable to Class D, Class J1, Class J2, Class S, Class I Shares and Class E Shares and (ii) 1.00% per annum of the month-end NAV attributable to Class A-D Shares, Class A-I Shares, Class A-J1 Shares, Class A-J2 Shares, and Class A-S Shares for a 36-month period following July 1, 2025 and such founder Shares noted in (ii) will receive a Management Fee waiver for a 12-month period following July 1, 2025, and 1.25% per annum of the month-end NAV attributable to such founder Shares thereafter, each before giving effect to any accruals for the Management Fee, the servicing fee (the “Servicing Fee”), the Performance Allocation, share repurchases for that month, any distributions and without taking into account any taxes (whether paid, payable, accrued or otherwise) of any intermediate entity through which the Company indirectly acquires and holds a portfolio company, as determined in the good faith judgment of the Manager. Such Management Fee is calculated based on the Company’s transactional net asset value (the "Transactional NAV"), which is the price at which the Company sells and repurchases its Shares. The Management Fee may be paid, at the Manager’s election, in cash or Class T Shares.

For the three and nine months ended September 30, 2026 the Company recognized Management Fees of $2,961 and $3,794, respectively,

in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2025 the Company recognized Management Fees of $195 as management fees began accruing on July 1, 2025.

As of September 30, 2026 and December 31, 2025 the ending payables were $4,339 and $545, respectively, which is included in “Management Fee Payable, net” in the accompanying Consolidated Statements of Assets and Liabilities. The cumulative gross Management Fee of $10,064 was offset by the $5,725 management fee waiver to arrive at the net Management Fee Payable of $4,339 as of September 30, 2026. The cumulative gross Management Fee of $2,148 was offset by the $1,603 management fee waiver to arrive at the net Management Fee Payable of $545 as of December 31, 2025.

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

For the three and nine months ended September 30, 2026, the Company recognized a Performance Allocation of $7,023 and $12,573, respectively. For the three and nine months ended September 30, 2025 the Company recognized a Performance Allocation of $3,608 as the Performance Allocation began accruing on July 1, 2025.

As of September 30, 2026 and December 31, 2025, a Performance Allocation accrual of $12,573 and $7,278, respectively, was recorded in the Consolidated Statements of Assets and Liabilities.

During the nine months ended September 30, 2026, the Company made a payment of $7,278 to the Class H Member in satisfaction of the Performance Allocation liability of $7,278 due to Class H Member as of December 31, 2025.

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

The following table reflects the amounts subject to recoupment pursuant to the Expense Limitation Agreement and the expiration for future possible recoupments by the Manager as of September 30, 2026:

	Amount	Last Expiration Date
June 30, 2024 (From June 20 to June 30, 2024)	$1,545	June 30, 2029
September 30, 2024	3,094	September 30, 2029
December 31, 2024	124	December 31, 2029
March 31, 2025	945	March 31, 2030
June 30, 2025	3,452	June 30, 2030
September 30, 2025	5,787	September 30, 2030
December 31, 2025	2,910	December 31, 2030
March 31, 2026	1,618	March 31, 2031
June 30, 2026	1,274	June 30, 2031
Total	$20,749

For the nine months ended September 30, 2026 and 2025, the total amount of expenses to be reimbursed by the Manager was $2,892 and $10,184, respectively. For the three months ended September 30, 2026 and 2025, the total amount of expenses to be reimbursed by the Manager was $0 and $5,787.

For the three months ended September 30, 2026 and 2025, the Manager recouped expenses of $782 and $0, respectively. The $782 recouped reduced the amount subject to recoupment for the period ended June 30, 2024.

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

As of September 30, 2026 and December 31, 2025, the Company has accrued $19,152 and $12,270 , respectively, of Servicing Fees payable to the Dealer Manager related to Class D Shares, Class S Shares, Class J1 Shares, Class J2 Shares, Class A-D Shares, Class A-S Shares, Class A-J1 Shares and Class A-J2 Shares sold.

7.
Net Assets

The following table is a summary of share activity during the nine months ended September 30, 2026 and shares outstanding as of September 30, 2026 and January 1, 2026:

	Shares Outstanding as of January 1, 2026	Shares Issued During the Period	Shares Repurchased During the Period	Transfers in/(out) during the Period	Shares Outstanding as of September 30, 2026
Class A-D Shares	400,000	343,185	-	-	743,185
Class A-I Shares	4,042,036	3,543,389	(76,992)	-	7,508,433
Class A-J1 Shares	4,963,668	1,625,640	(6,271)	-	6,583,037
Class A-J2 Shares	771,184	327,969	-	-	1,099,153
Class A-S Shares	7,589,390	5,319,233	(3,888)	-	12,904,735
Class I Shares	400	1,293,979	-	-	1,294,379
Class J1 Shares	-	336,988	-	-	336,988
Class J2 Shares	-	56,450	-	-	56,450
Class H Shares	40	-	-	-	40
Class E Shares	3,800,872	1,942,742	-	-	5,743,614
Class Q Shares	40	-	-	-	40
Class S Shares	-	939,259	-	-	939,259
Class T Shares	4,386	3,697	-	-	8,083
Total	21,572,016	15,732,531	(87,151)	-	37,217,396

The following table is a summary of share activity during the nine months ended September 30, 2025 and shares outstanding as of September 30, 2025 and January 1, 2025:

	Shares Outstanding as of January 1, 2025	Shares Issued During the Period	Shares Repurchased During the Period	Transfers in/(out) during the Period	Shares Outstanding as of September 30, 2025
Class A-D Shares	-	400,000	-	-	400,000
Class A-I Shares	-	1,909,200	-	-	1,909,200
Class A-J1 Shares	-	3,865,819	-	-	3,865,819
Class A-J2 Shares	-	557,003	-	-	557,003
Class A-S Shares	-	3,542,756	-	-	3,542,756
Class E Shares	-	3,104,740	-	-	3,104,740
Class H Shares	-	40	-	-	40
Class I Shares	-	2,519	-	-	2,519
Class Q Shares	40	-	-	-	40
Class T Shares	-	3,505	-	-	3,505
Total	40	13,385,582	-	-	13,385,622

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

Transactional Net Asset Value Per Share	Class I	Class A-I	Class A-D	Class A-J1	Class A-J2	Class A-S	Class S	Class J1	Class J2	Class H	Class E	Class Q	Class T
Transactional Net Asset Value per Share as of September 30, 2026	$31.27	$31.65	$31.55	$31.45	$31.45	$30.15	$26.02	$26.04	$26.04	$33.05	$32.54	$33.05	$33.05

During the three months ended September 30, 2026, the Company repurchased 85,150 Class A-J1 Shares, Class A-S Shares and Class A-I Shares pursuant to the Share Repurchase Plan, at an average price per share of $28.74.

8.
Distributions

The Company did not declare or pay any distributions during the nine months ended September 30, 2026.

9.
Commitments and Contingencies

Litigation

As of September 30, 2026, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.

Funding Commitments and Others

The Company had $116,900 in unfunded commitments in portfolio companies as of September 30, 2026 and $0 in unfunded commitments as of December 31, 2025.

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

11.
Financial Highlights

The following is a schedule of the financial highlights of the Company attributed to each class of Shares for the nine months ended September 30, 2026:

	Class A-D Shares	Class A-I Shares	Class A-J1 Shares	Class A-J2 Shares	Class A-S Shares	Class E Shares	Class H Shares	Class I Shares	Class J1 Shares	Class J2 Shares	Class Q Shares	Class S Shares	Class T Shares
Per share data attributed to shares (1)

Net asset value per share at beginning of period (January 1, 2026)	$28.86	$29.18	$28.50	$28.49	$26.92	$29.79	$29.98	$29.01	$-	$-	$29.98	$-	$29.98
Consideration from the issuance of shares (9)	-	-	-	-	-	-	-	-	25.00	25.00	-	25.00	-
Early repurchase fee (2) (10)	-	-	-	-	-	-	-	-	-	-	-	-	-
Shareholder servicing fees (2)	(0.20)	-	(0.20)	(0.24)	(0.55)	-	-	-	(0.64)	(0.64)	-	(1.08)	-
Net investment income/(loss) (2) (10)	(0.68)	(0.66)	(0.62)	(0.63)	(0.62)	(0.37)	-	(1.20)	(0.26)	(0.18)	-	(0.22)	(0.15)
Net realized and change in unrealized appreciation (2)	3.29	3.12	3.23	3.27	3.44	3.12	3.07	3.46	1.33	1.25	3.07	1.28	3.22
Net increase/(decrease) in net assets attributed to shareholders	$2.41	$2.46	$2.41	$2.40	$2.27	$2.75	$3.07	$2.26	$25.43	$25.43	$3.07	$24.98	$3.07
Net asset value per share at the end of period (September 30, 2026)	$31.27	$31.64	$30.91	$30.89	$29.19	$32.54	$33.05	$31.27	$25.43	$25.43	$33.05	$24.98	$33.05
Weighted average of shares outstanding at end of the period (September 30, 2026)	630,047	6,622,497	6,195,859	1,036,710	11,668,605	4,889,661	40	278,255	94,818	9,057	40	211,594	6,878

Ratio/Supplemental data for Shares:
Ratios to net asset value (3) (4) (8):
Operating expenses before expenses reimbursed by Manager	2.02%	2.00%	1.98%	1.99%	1.99%	2.32%	1.13%	2.61%	0.89%	0.96%	1.13%	0.92%	1.08%
Operating expenses reimbursed by Manager	(0.28)%	(0.30)%	(0.33)%	(0.33)%	(0.30)%	(0.29)%	(0.31)%	0.30%	0.10%	0.11%	(0.31)%	0.09%	(0.29)%
Operating expenses after expenses reimbursed by Manager (6)	1.74%	1.70%	1.65%	1.66%	1.69%	2.03%	0.82%	2.91%	0.99%	1.07%	0.82%	1.01%	0.79%

Performance Allocation (5)	1.70%	1.61%	1.53%	1.52%	1.58%	0.00%	0.00%	2.69%	0.80%	1.03%	0.00%	0.89%	0.00%
Total operating expenses (5) (6)	3.44%	3.31%	3.18%	3.18%	3.27%	2.03%	0.82%	5.60%	1.79%	2.10%	0.82%	1.90%	0.79%
Net investment income (5) (6)	(3.01)%	(2.89)%	(2.76)%	(2.76)%	(2.85)%	(1.61)%	0.00%	(5.14)%	(1.60)%	(1.87)%	0.00%	(1.70)%	(0.62)%

Total GAAP return attributed to Shares based on net asset value (7)	8.35%	8.43%	8.46%	8.42%	8.43%	9.23%	10.24%	7.79%	1.72%	1.72%	10.24%	(0.08)%	10.24%

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
(10)
Amount represents less than $0.01 per share.

12.
Subsequent Events

The Company has evaluated subsequent events through November 13, 2026, the date on which the Consolidated Financial Statements were available to be issued, and concluded that, except as disclosed below, no additional subsequent events have occurred that require adjustment to or disclosure in the consolidated financial statements.

Unregistered Sales of Equity Securities

On October 1, 2026, the Company sold Investor Shares to third-party investors for cash for aggregate consideration of approximately $105,054, at a price per Investor Share equal to Transactional NAV per share for the applicable class, which corresponds to the price at which the Company sells and repurchases its shares. The following table provides details on the Investor Shares sold by the Company:

Class	Aggregate Number of Shares Sold (1,2)	Aggregate Consideration(1)
Class I Shares	3,097,405	$96,851
Class S Shares	221,350	5,760
Class J1 Shares	54,062	1,408
Class J2 Shares	39,741	1,035
Total	3,412,557	$105,054

(1)
Share and dollar amounts are rounded to the nearest whole number. Aggregate considerations are presented in thousands.
(2)
The Company finalized the number of Investor Shares sold on October 20, 2026, following the calculation of the Company's Transactional NAV per share as of September 30, 2026.

The offer and sale of the Investor Shares were exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2), including Regulation D (for sales to accredited investors) and/or Regulation S (for sales to non-U.S. investors outside of the United States) thereunder.

Subscriptions totaling $16,571 were received and accepted on November 1, 2026. The number of shares to be issued will be determined based on the NAV as of October 31, 2026, once finalized.

Share Repurchases

On November 5, 2026, the Company repurchased 12,379 shares of Class A-I and 187,704 shares of Class A-S, pursuant to the repurchase plan, at a price per share of $31.65 and $30.15, respectively. The aggregate considerations are presented net of the 5% repurchase fee.

Class	Aggregate Number of Shares Repurchased (1)(2)	Aggregate Consideration (1)
A-I Shares	12,379	$372
A-S Shares	187,704	5,377
Total	200,083	$5,749

(1)
Share and dollar amounts are rounded to the nearest whole number. Aggregate considerations are presented in thousands.
(2)
The Company finalized the number of Investor Shares repurchased on November 5, 2026, following the calculation of the Company's Transactional Net Asset Value per share as of September 30, 2026.

Second Amended and Restated Limited Liability Company Agreement

On November 12, 2026, the Company executed its Second Amended and Restated Limited Liability Company Agreement (the “Second A&R LLCA”), which amended and restated the LLC Agreement. The Second A&R LLCA amends the prior limited liability company agreement to effect certain changes, including, among other things, updates to the amendment provisions and the addition of certain limitations to the indemnification and exculpation of the Manager.

Share Repurchase Arrangement

On November 12, 2026, the Company approved amendments to its Share Repurchase Arrangement (the “New Repurchase Arrangement”), which amends the Company’s existing Share Repurchase Arrangement, effective as of October 31, 2024. The New Repurchase Arrangement clarifies certain limitations that apply to the timing of repurchase offers to be made to the holders of Class E Shares of the Company.

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

Recent Developments

As of October 1, 2026, the Company sold Investor Shares to third-party investors for cash for aggregate consideration of approximately $105,054. As of November 1, 2026, the Company sold Investor Shares to third-party investors for cash for aggregate consideration of approximately $16,571. On November 5, 2026, the Company repurchased 12,379 shares of Class A-I and 187,704 shares of Class A-S, pursuant to the repurchase plan, at a price per share of $31.65 and $30.15, respectively.

Macroeconomic Environment

To date, 2026, has been marked by continued uncertainty in global markets, driven by investor concerns over inflation, elevated interest rates, ongoing political and regulatory uncertainty, including potential shifts in U.S. trade policy and the imposition of new tariffs, as well as geopolitical instability stemming from the ongoing conflicts in Ukraine, the Middle East and Central and South America. In particular, the escalation of the conflict involving Iran, Israel and the U.S. has contributed to significant disruptions in global energy markets, which has led to an increase in oil and natural gas prices and volatility in the financial markets.

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

Operating Results Highlights

During the three and nine months ended September 30, 2026, we raised aggregate subscription proceeds of $72,705 and $392,343, respectively, related to Investor Shares. These subscription proceeds were used, in part, to acquire our interests in seven portfolio companies totaling $294,677 for the nine months ended September 30, 2026.

The details of total returns on Investor Shares are shown in the following table:

Transactional Net Asset Value Total Returns	Class A-D Shares	Class A-I Shares	Class A-J1 Shares	Class A-J2 Shares	Class A-S Shares	Class I Shares	Class J1 Shares	Class J2 Shares	Class S Shares
Share Class Inception Date	7/1/2025	7/1/2025	7/1/2025	7/1/2025	8/1/2025	7/1/2025	7/1/2026	7/1/2026	7/1/2026
Three months ended September 30, 2026	4.30%	4.36%	4.23%	4.23%	4.14%	4.31%	4.18%	4.18%	4.09%
Nine months ended September 30, 2026	8.23%	8.43%	8.03%	8.03%	7.74%	7.80%	4.18%	4.18%	4.09%

Inception to date annualized as of September 30, 2026 (1)	26.18%	26.58%	25.79%	25.79%	20.62%	25.07%	N/A	N/A	N/A

(1)
“Inception to date annualized” for a given share class, means total return annualized based on the inception date. Past performance is not indicative of future results. Total returns shown reflect the percent change in our Transactional Net Asset Value per share from the beginning of the applicable period, plus the amount of any distribution per Share declared in the period, and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. The Company did not declare or pay any distributions from inception through September 30, 2026. For share classes without twelve months of performance, we have not included the inception to date annualized total return.

Portfolio Companies

As of September 30, 2026, the Company’s portfolio consisted of 23 portfolio companies, with an aggregate fair value of $997,653. The Company’s portfolio companies were as follows:

Portfolio Company	Description
NEOGOV	NEOGOV is a leading provider of cloud‑based human capital and compliance management software.
IFS	IFS is a leading provider of cloud enterprise software and Industrial AI applications.
Nord Anglia	Nord Anglia is a leading international schools organization.
Avetta	Avetta is a global leader in supply chain risk management software.
Zeus	Zeus is a designer and developer of fluoropolymer tubing for medical devices and industrial applications.
CluePoints	CluePoints is a software provider for risk-based quality management and data quality oversight in clinical trials.
GeBBS	GeBBS is a healthcare revenue cycle management services provider.
WSO2	WSO2 is a leading global provider of open-source API management and integration solutions.
Niwas	Niwas is an affordable housing company.
IMG Academy	IMG Academy is a leading education institution.
Acronis	Acronis is a leading cybersecurity and data protection platform.
Fortnox	Fortnox is a provider of cloud-based software for accounting, payroll, invoicing, and integrated financial services, helping small and micro businesses in Sweden.
Perficient	Perficient is a global digital consultancy that helps the world’s largest enterprises and biggest brands advance their business and drive results through the power of technology.
Adalvo	Adalvo is a leading asset-light B2B dossier developer.
PropertyMe	PropertyMe is a provider of online cloud-based real estate and property management software in Australia.
Fujitec	Fujitec is a leading manufacturer of elevators, escalators, and moving walks in Japan.
CareNet, Inc.	CareNet, Inc. is a leading digital healthcare platform provider in Japan.
Adevinta Spain	Adevinta is an operator of online marketplaces in Spain, including for consumer goods, real estate, holiday rentals and jobs.
Remember & Company	Remember & Company is a leading AI-powered HR technology platform.
Douzone Bizon	Douzone Bizon is a leading enterprise research platform and business software provider in Korea.
DESOTEC	DESOTEC is a leader in circular mobile filtration solutions.
Mamezo	Mamezo is a Japanese IT services company that supports enterprises in modernizing IT systems and adopting artificial intelligence.
EdgeConneX	EdgeConneX is a leading global data center provider, operating high-powered, purpose-built digital infrastructure for customers.

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

For the three and nine months ended September 30, 2026, the Company generated $1,286 and $3,043, respectively, of interest income.

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

For the three and nine months ended September 30, 2026, the Company incurred $11,480 and $24,154, respectively, in total operating expenses.

For the three and nine months ended September 30, 2026, the Manager agreed to reimburse expenses of $0 and $2,110, respectively, incurred by the Company pursuant to the Expense Limitation Agreement. The amounts are subject to recoupment within a five-year period.

For the three months ended September 30, 2026, the Manager recouped expenses of $782. The recouped amount reduced the amount subject to recoupment for the period ended June 30, 2024.

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

For the three and nine months ended September 30, 2026, the Company incurred Management Fees of $2,961 and $3,794, respectively.

Performance Allocation

EQT AB Group will be allocated a performance allocation (the “Performance Allocation”) as described under Note 6. Related Party Transactions to the consolidated financial statements.

For the three and nine months ended September 30, 2026, the Company incurred Performance Allocation fees of $7,023 and $12,573, respectively.

Servicing Fees

EQT Partners BD, LLC will be paid servicing fees as described under Note 6. Related Party Transactions to the consolidated financial statements.

For the three and nine months ended September 30, 2026, the Company incurred Servicing Fees of $1,176 and $3,023, respectively. Shareholder servicing fees apply only to Class D Shares, Class S Shares, Class J1 Shares, Class J2 Shares, Class A-D Shares, Class A-S Shares, Class A-J1 Shares and Class A-J2 Shares. For purposes of Transactional Net Asset Value, the Company recognizes shareholder servicing fees as a reduction to Transactional Net Asset Value on a monthly basis as such fees are accrued. For purposes of GAAP Net Asset Value, the Company accrues the cost of the shareholder servicing fees for the estimated life of the shares as an offering cost at the time the Company sells shares in the applicable share classes. See “—Reconciliation of Transactional Net Asset Value to GAAP Net Asset Value.”

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

During the three and nine months ended September 30, 2026, we did not incur organization costs, and recorded amortization of deferred offering costs of $0 and $1,171, respectively. For the three and nine months ended September 30, 2025, the Company incurred organization costs of $0 and $1,920, respectively. The organization costs relate to legal, accounting, and other corporate services. As of September 30, 2026, the cumulative offering costs incurred by the Company were $2,343, all of which had been fully amortized. Accordingly, there were no deferred offering costs on the accompanying Consolidated Statements of Assets and Liabilities.

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

For the three and nine months ended September 30, 2026, the Company did not dispose of any interests in portfolio companies and did not recognize any realized gain or loss. For the three and nine months ended September 30, 2026, the Company incurred realized losses on foreign currency transactions of $644 and $1,032, respectively.

For the three and nine months ended September 30, 2026, total net change in unrealized appreciation on investments and foreign currency translation increased by $60,337 and $106,688, respectively.

Provision for Income Taxes

The Company intends to operate so that it will qualify to be treated as a partnership for U.S. federal income tax purposes under the Internal Revenue Code and not a publicly traded partnership taxable as a corporation. The Company operates, in part, through subsidiaries that may be treated as corporations for U.S. and non-U.S. tax purposes and therefore may be subject to current and deferred U.S. federal, state and/or local income taxes at the subsidiary level, resulting in a provision for income taxes. For the three and nine months ended September 30, 2026 and 2025, provision for income taxes was $0.

Changes in Net Assets from Operations

For three and nine months ended September 30, 2026, net increase in net assets resulting from operations was $48,717 and $86,655, respectively.

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

Transactional Net Asset Value

The Company calculates net asset value per Share in accordance with valuation policies and procedures that have been approved by the Board. The Company’s transactional net asset value (“Transactional Net Asset Value” or “Transactional NAV”) corresponds to the price at which the Company sells and repurchases its Shares. The Company’s GAAP net asset value (“GAAP Net Asset Value”) is the Company’s net asset value determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The following table provides a breakdown of the major components of the Company’s Transactional Net Asset Value as of September 30, 2026:

Components of Transactional Net Asset Value	September 30, 2026
Assets at fair value (cost of $836,155)	$997,653
Cash and cash equivalents	165,616
Other assets	11,837
Other liabilities	(2,948)
Accrued performance allocation	(12,573)
Management fee payable	(4,339)
Accrued shareholder servicing fees (1)	(1,176)
Transactional Net Asset Value	$1,154,070
Number of outstanding shares	37,217,396

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

The following table provides a breakdown of our total Transactional Net Asset Value and our Transactional Net Asset Value per share by class as of September 30, 2026:

	Class I	Class A-I	Class A-D	Class A-J1	Class A-J2	Class A-S	Class S	Class J1	Class J2	Class H	Class E	Class Q	Class T	Total
Transactional Net Asset Value	$40,473	$237,604	$23,444	$207,020	$34,565	$389,127	$24,441	$8,777	$1,470	$1	$186,880	$1	$267	$1,154,070
Number of outstanding Shares	1,294,379	7,508,433	743,185	6,583,037	1,099,153	12,904,735	939,259	336,988	56,450	40	5,743,614	40	8,083	37,217,396

Transactional Net Asset Value Per Share as of September 30, 2026	$31.27	$31.64	$31.55	$31.45	$31.45	$30.15	$26.02	$26.04	$26.04	$33.05	$32.54	$33.05	$33.05

Reconciliation of Transactional Net Asset Value to GAAP Net Asset Value

The following table reconciles the Company’s GAAP Net Asset Value to Transactional Net Asset Value:

September 30, 2026
GAAP Net Asset Value	$1,136,095
Adjustments:
Accrued shareholder servicing fees (1)	17,975
Transactional Net Asset Value	$1,154,070

(1) Represents an adjustment to reflect shareholder servicing fees related to Class A-S, Class A-D, Class A-J1, Class A-J2, Class S, Class J1 and Class J2 as they are accrued on a monthly basis.

Valuation Methodologies and Significant Inputs

The following table presents additional information about valuation methodologies and significant inputs used for portfolio company holdings that are valued at fair value as of September 30, 2026.

Level III Assets	Fair Value September 30, 2026	Valuation Methodology	Unobservable Input(s)(1)	Weighted Average(2)	Range	Impact to Valuation from an Increase in Input (3)
Portfolio companies	$997,653	Inputs to market comparables and transaction price/other	Weight Ascribed to Market Comparables	100%	0% - 100%	(4)
			Weight Ascribed to Transaction Price/Other	0%	0% - 100%	(5)
		Market Comparables	Enterprise Value / EBITDA Multiple	18.5x	11.6x - 22.7x	Increase
			Enterprise Value / Revenue	7.9x	5.7x - 9.3x
			Enterprise Value / EBITDAC Multiple	24.3x	12.8x - 30.9x
			Price / Book	2.7x	2.7x - 2.7x
			Enterprise Value / Cash EBITDAC Multiple	24.3x	24.3x - 24.3x

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

As of September 30, 2026, the Company had $165,616 in cash and cash equivalents, which primarily includes $165,596 of investment in money market funds.

As of September 30, 2026 and December 31, 2025, we had not declared or paid any distributions.

Cash Flows

Cash used in operating activities

Net cash flow used in operating activities was $302,773 for the nine months ended September 30, 2026 and is primarily the result of funding the acquisitions of portfolio companies.

Cash provided by financing activities

Net cash flow provided by financing activities was $445,570 for the nine months ended September 30, 2026, which primarily reflects the proceeds from the sale of Investor Shares pursuant to our Private Offering.

Since inception on July 1, 2025, through September 30, 2026, the Company has sold approximately $860,887 of Investor Shares for cash as part of the Private Offering (without giving effect to any share repurchases by the Company).

As of July 1, 2025, we commenced commercial activities. On June 30, 2025, the Company issued 40 Class H Shares to the Manager for aggregate consideration of $1,000. The Company may issue Class E Shares to EQT in connection with the Company's acquisition of assets in the future.

Contractual Obligations

See Note 9. Commitments and Contingencies above for our contractual obligations and commitments with payments due subsequent to September 30, 2026.

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

For the three and nine months ended September 30, 2026, we recorded a change in net unrealized appreciation on foreign currency forward contracts of $4,910 and $4,736, respectively, in the Consolidated Statements of Operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There was no material change to our market risks during the three months ended September 30, 2026. Our exposure to market risks primarily relates to movements in the fair value of portfolio companies. The fair value of portfolio companies may fluctuate in response to changes in the values of portfolio companies, foreign currency exchange rates, and interest rates. The quantitative information provided in this section was prepared using estimates and assumptions that management believes are appropriate. The actual impact of a hypothetical adverse movement in these risks could be materially different from the amounts shown below.

All dollar amounts in “Item 3. Quantitative and Qualitative Disclosures about Market Risk” are in thousands, unless otherwise noted.

Fair Value Risk

All of our portfolio companies will be reported at fair value. Net changes in the fair value of portfolio companies impact the net increase or decrease in net assets resulting from operations in our statements of operations. Based on portfolio companies held as of September 30, 2026, we estimate that an immediate 10% decrease in the fair value of portfolio companies generally would result in a commensurate change in the amount of net increase or decrease in net assets resulting from operations, regardless of whether the portfolio company was valued using observable market prices or management estimates with significant unobservable pricing inputs.

Based on the fair value of the portfolio companies as of September 30, 2026, we estimate that an immediate, hypothetical 10% decline in the fair value of Level III portfolio companies would result in a decline in net increase in net assets resulting from operations of $99,765, if not offset by other factors.

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

We estimate that an immediate, hypothetical 10% decline in the exchange rates between the U.S. dollar and all of the major foreign currencies in which our portfolio companies were denominated as of September 30, 2026 (i.e., an increase in the value of the U.S. dollar against these foreign currencies) would result in a decline in net increase in net assets resulting from operations of $476, net of the impact of foreign exchange hedging strategies, if not offset by other factors.

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

With respect to our business operations, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase and the value of our fixed income investments to decline. Conversely, general decreases in interest rates over time may cause the interest expense associated with our borrowings to decrease, and the value of our debt acquisitions to increase. As of September 30, 2026, we had no indebtedness.

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

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2026, the Company repurchased Class A-J1, Class A-S and Class A-I Shares pursuant to its Share Repurchase Plan as set forth below:

Class A-I, Class A-S, Class A-J1
Issuer Purchase of Equity Securities
	Total Number of Shares Purchased (1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Month #1 (July 1, 2026 to July 31, 2026)	85,150	$28.74	85,150	-
Month #2 (August 1, 2026 to August 31, 2026)	-	$-	-	-
Month #3 (September 1, 2026 to September 30, 2026)	-	$-	-	-
Total	85,150		85,150

(1)
Share and dollar amounts are rounded to the nearest whole number.
(2)
On July 5, 2026, the Company repurchased 4,271 Class A-J1 Shares, 76,991 Class A-I Shares, and 3,887 Class A-S Shares for the repurchase period beginning on July 1, 2026, pursuant to the Share Repurchase Plan, at an average price of $28.74, which corresponds to the Transactional NAV per Share Class as of June 30, 2026. Pursuant to our Share Repurchase Plan, shareholders may request on a quarterly basis that we repurchase all or any portion of their Shares. The Company may repurchase fewer Shares than have been requested in any particular quarter to be repurchased under our Share Repurchase Plan, or none at all, in our discretion at any time. In addition, the aggregate NAV of total repurchases of our Investor Shares or Class T Shares under our Share Repurchase Plan will be limited to no more than 5% of our aggregate NAV attributable to such classes of shares per calendar quarter (measured using the average aggregate NAV attributable to shareholders as of the end of the immediately preceding calendar quarter). See “Part I, Item 1. Business–Share Repurchases” in the 2025 Annual Report for more information regarding our Share Repurchase Plan. See Note 7. Net Assets for more information regarding our Share Repurchase Plan. See Note 12. Subsequent Events to the consolidated financial statements for additional information on Share repurchases subsequent to September 30, 2026

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Second Amended and Restated Limited Liability Company Agreement

On November 12, 2026, the Company executed its Second Amended and Restated Limited Liability Company Agreement (the “Second A&R LLCA”), which amended and restated the LLC Agreement.

The Second A&R LLCA amends the prior limited liability company agreement to effect certain changes, including, among other things, updates to the amendment provisions and the addition of certain limitations to the indemnification and exculpation of the Manager.

The foregoing summary description of the Second A&R LLCA does not purport to be complete and is qualified in its entirety by reference to the full text of the Second A&R LLCA, a copy of which is included as Exhibit 3.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

On November 12, 2026, by a written consent, EQT Holdings AB, an indirect subsidiary of EQT AB and the Company’s sole Class Q Member, approved the Second A&R LLCA.

Share Repurchase Arrangement

On November 12, 2026, the Company approved amendments to its Share Repurchase Arrangement (the “New Repurchase Arrangement”), which amends the Company’s existing Share Repurchase Arrangement, effective as of October 31, 2024.

The New Repurchase Arrangement clarifies certain limitations that apply to the timing of repurchase offers to be made to the holders of Class E Shares of the Company.

Such summary description of the New Repurchase Arrangement does not purport to be complete and is qualified in its entirety by reference to the New Repurchase Arrangement, a copy of which is included as Exhibit 4.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

On November 12, 2026, by a written consent, EQT Holdings AB, an indirect subsidiary of EQT AB and the Company’s majority Class E Member, approved the New Repurchase Arrangement.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Certificate of Formation, dated June 20, 2024 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed with the SEC on August 30, 2024)

3.2	Second Amended and Restated Limited Liability Company Agreement, dated as of November 12, 2026, by and among EQT Holdings AB, EQT Partners Inc. and the Members

4.1	Share Repurchase Arrangement

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

Date: November 13, 2026	EQT PRIVATE EQUITY COMPANY LLC

	By:	/s/ Brian Channon
Name: Brian Channon
Title: Chief Financial Officer
(Authorized Signatory, Principal Financial Officer and Principal Accounting Officer)